Form 10KSB
period 2002-12-31
BUSANDA EXPLORATIONS INC
filed 2003-03-31
CIK 1063842

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2002
        Commission File Number 0-50119

             BUSANDA EXPLORATIONS INC.
  ---------------------------------------------
(Exact name of registrant as specified in its charter)

        Nevada                        91-1898414
 (State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

     1550 Ostler Court
    N. Vancouver, B.C., Canada                V7G 2P1
 (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (604) 990-2072

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of Registrant's common stock as of December 31, 2002 was 8,155,000. Registrant had no revenues for the year ended December 31, 2002.

Registrant's common stock is listed on the OTCBB under the symbol
BNSE; however, as of the date of the filing of this Annual
Report, only minimal trading has commenced.

Registrant's Form 10SB and all exhibits thereto, a copy of which can be obtained on the SEC website at www.sec.gov under SEC File
No. 0-50119, are incorporated herein by reference.

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, which can be found at www.sec.gov.

                        PART I
                        ======

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------
Busanda Explorations Inc.("Registrant") was incorporated in the State of Nevada on March 3, 1998. The corporation was originally organized to engage in the exploration and development of mining claims and properties in British Columbia, Canada. Registrant operated from March 3, 1998, its date of inception, through approximately August 31, 1999, when it ceased all operations due to lack of working capital. Registrant was unable to raise the monies necessary to fund a required $100,000 Cdn. work program on the mining properties it had acquired and lost all right, title and interest in and to the mining claims.

Registrant is presently inactive and has not conducted any business since December 1999. On or about August 1, 2002, the sole officer and director determined that it would be in the best interest of the shareholders of the corporation that Registrant should become active again and begin seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Registrant is considered a development stage company, and due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. No representation is made or intended that Registrant will be able to carry out its proposed activities successfully or profitably.

Registrant is voluntarily filing this registration statement on Form 10-SB12G to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the corporation. In addition, management believes that this may make Registrant more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing this registration statement, Registrant is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. Registrant intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of Registrant will become subject to the same reporting requirements as Registrant upon consummation of any such business combination.

Thus, in the event that Registrant successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years, or in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

Source of Business Opportunities
--------------------------------
Registrant intends to use various sources in its search for potential business opportunities, including its officers and directors, consultants, advisors, securities broker-dealers, venture capitalists, members of the financial community and any others who may present management with unsolicited proposals. Registrant may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence or development. Management cannot predict at this time the status or nature of any venture in which Registrant may participate. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business which does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that Registrant could provide a potential public vehicle for a private entity interested in becoming a publicly-held corporation without the time and expense typically associated with an initial public offering.

Evaluation Criteria
-------------------
Once Registrant has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analyses of potential business opportunities. However, because of Registrant's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Further, no member of management is a professional business analyst and management will rely on its own business judgment in formulating the types of businesses that Registrant may acquire. It is quite possible that management will not have any business experience or expertise in the type of business engaged in by any potential acquisition or merger candidate.

In evaluating such potential business opportunities, Registrant will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to Registrant and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because Registrant has not located or identified any specific business opportunity to date, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to Registrant may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Presently, Registrant cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which Registrant participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of Registrant and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. Registrant may act directly or indirectly through an interest in a partnership, corporation, or other form of organization; however, Registrant does not intend to participate in opportunities through the purchase of minority stock positions.

Competition
-----------
Because Registrant has not yet identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. Registrant is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. Registrant will be in direct competition with these other public companies in its search for business opportunities and, due to Registrant's lack of funds, it may be difficult to successfully compete with these other companies.

Employees
---------
As of the date of this filing, Registrant does not have any employees and has no plans for retaining employees until such time as Registrant's business warrants the expense, or until Registrant successfully acquires or merges with an operating business.


ITEM 2.  DESCRIPTION OF PROPERTY

Registrant does not currently own any property. Registrant's principal business office is located at 1550 Ostler Court,
N. Vancouver, B.C., Canada V7G 2P1, the offices of its President, Derick Sinclair, which it occupies on a rent-free basis.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are unaware of any pending or threatened legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.
                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock was listed on the OTCBB under the symbol BNSE however, trading has not yet commenced.

At December 31, 2002 and as of the date of the filing of this annual report, there are approximately 29 equity security holders. This number does not include shareholders whose stock is held through securities position listings.

We paid no dividends for the years ended December 31, 2002 or 2001. Payment of dividends is within the discretion of our Board of Directors and there are no material restrictions that limit our ability to pay dividends on the Common Stock; however, we have adopted the policy to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
As discussed above, Registrant has been inactive and has not realized any revenues for the years ended December 31, 2002 or 2001. Registrant had a net loss of $10,197 at December 31, 2002, resulting in a net loss per share of $.001, as compared to a net loss of $2,373 at December 31, 2001, which resulted in a negligible net less per share.

General and administrative expenses at December 31, 2002 were $10,197, most of which constituted consulting and professional fees and expenses incurred in connection with the preparation and filing of Registrant's Form 10-SB registration statement with the U.S. Securities and Exchange Commission, compared to $2,373 in total expenses for the year ended December 31, 2001 when Registrant was dormant.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, our primary sources of liquidity was cash in the amount of $4,408 and was $3,331 for the year ended
December 31, 2001.

Plan of Operation
-----------------
During the next twelve months, Registrant will actively seek out and investigate possible opportunities with the intent to acquire and merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because Registrant lacks funds, it may be necessary for the sole officer and director to either advance funds to Registrant or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis whenever possible.

Management's discretion is unrestricted, and Registrant may participate in any business whatsoever that may, in the opinion of management, meet the business objectives discussed herein. Registrant may effectuate a business combination with a business outside the United States. Registrant has not limited the scope of its search to any particular region.

Registrant does not intend to utilize any notices or advertisements in its search for business opportunities.

Registrant's sole officer and director will be primarily responsible for searching for an appropriate merger or acquisition candidate. However, to the extent that the existing stockholders are aware of any potential business acquisition candidates, they may also refer these to Registrant. Registrant recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited.

Registrant's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives Registrant will not restrict its search to any particular industry. Rather, Registrant may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation and others. Management may also seek to become involved with other development-stage companies or companies that could be categorized as "financially troubled." At the present time, Registrant has not chosen the particular area of business in which it proposes to engage and has not conducted any market studies with respect to business property or industry.

As of the date hereof, Registrant has not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event Registrant does need to raise capital, most likely the only method available to Registrant would be through the private sale of its securities. Because of the nature of Registrant as a development-stage company, it is unlikely it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that Registrant will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to Registrant.

Registrant does not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue its search for business opportunities during the next twelve months.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's financial statements for the year ended December
31, 2002, audited by Clyde Bailey, P.C., an independent Certified
Public Accountant, is included herein.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and/or disagreements with accountants on accounting and financial disclosures during the period covered by this report.


                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

Each of tje directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address             Age      Position(s)
----------------            ----      -------------
Derick Sinclair              46       President, CEO, Secretary,
                                      Treasurer, CFO and Chairman
                                      of the Board of Directors

Background of Sole Officer/Director
-----------------------------------
Derick Sinclair has been the President, Secretary, Treasurer and Chairman of the Board of Directors of the Company since inception. Since March 1998, he has also been President of Natalma Industries Inc., a publicly-traded exploration stage mining company traded on the OTCBB:NTAL. Since March 1997, he has also been the President of

Cosmah Industries, Inc., a privately-held exploratory mining company in Vancouver, Canada. Since March, 1996, he has also been the CFO and Vice President of Administration for Navigata Communications Inc (www.navigata.ca), formerly RSL COM Canada Inc., and Westel Telecommunications in Vancouver, B.C. Based in North Vancouver, British Columbia with regional offices in Ontario, Quebec and Alberta, Navigata is a communications company providing data and voice services. From December, 1992 to March, 1996, he was Director of Fleet Management for BC Rail, Ltd., a freight train service in Vancouver, B.C., Canada. Mr. Sinclair received a Bachelors Degree in Commerce from the University of Windsor, Canada in 1982 and has been a member of the Institute of Chartered Accountants of British Columbia since 1985. Mr. Sinclair devotes approximately 5-10 hours per week to Registrant's business.


ITEM 10. EXECUTIVE COMPENSATION

As of the date of the filing of this Annual Report, Registrant's sole officer/director has not been compensated for his services, either in cash or stock, and there are no plans to compensate him in the near future, unless and until Registrant begins to realize revenues and becomes profitable in its business operations. As a result, no summary compensation tables have been included herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of the directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Common Stock     Derick Sinclair        1,000,000 (Direct)    12%
                 1550 Ostler Court
                 N. Vancouver, B.C.,
                 Canada V7K 2P1

Common Stock     RFH Investments        1,250,000 (Direct)    15%
      	     Blue Cotil
                 Samaras Inner Rd.
                 St. Clement
                 JE2 60N United Kingdom


Common Stock     Sawbill Contracting Ltd. 800,000 (Direct)    10%
                 P.O. Box 1436 #46
                 Cayman Reef Resort
                 Georgetown, Grand Cayman
                 West Indies

Common Stock     New Age Development      800,000 (Direct)    10%
                 Albany Street
                 Blair Estates
                 Nassau, Bahamas

Common Stock     Middlegate Investments   800,000 (Direct)    10%
                 The Bahamas Financial Center
                 P.O. Box N-4584
                 Shirley Street
                 Nassau, Bahamas

Common Stock     Millport Securities Ltd. 500,000 (Direct)     6%
                 P.O. Box N-8318
                 Nassau, Bahamas

Common Stock     Spartan Capital Inc.     800,000 (Direct)    10%
                 7 Prince Street
                 Belize City, Belize

Common Stock     Spacestar Enterprises
                 Limited                  750,000 (Direct)     9%
                 2 Limassol Avenue
                 Nicosia 2003 Cyprus
--------------------------------------------------------------------
All Officers/Directors as a Group
 (1 person)                             1,000,000     	  12%
--------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which Registrant was or is to be a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Financial statement for the years ended December 31, 2002 and 2001 is included herein.

(b) Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2002

(c) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10-SB Registration Statement, filed under SEC File Number 0-50119 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant
   99.1            Certification of Chief Executive Officer
   99.2            Certification of Chief Financial Officer


                   BUSANDA EXPLORATIONS INC.


                 AUDITED FINANCIAL STATEMENTS
                 ----------------------------





                  December 31, 2002 and 2001














                      Clyde Bailey, P.C.
                  Certified Public Accountant
                   10924 Vance Jackson #404
                   San Antonio, Texas 78230

CLYDE BAILEY, P.C.
--------------------------------------------------------------------
Certified Public Accountant          Member:
10924 Vance Jackson #404             American Institute of CPA's
San Antonio, Texas 78230             Texas Society of CPA's
(210) 699-1287 (ofc)                    www.clydecpa.com
(888) 699-1287 - (210) 691-2911 (fax)   mailto: clyde@clydecpa.com

                INDEPENDENT AUDITOR'S REPORT

Board of Directors
Busanda Explorations Inc.

I have audited the accompanying balance sheet of Busanda Explorations Inc. (Company) as of December 31, 2002 and 2001, and the related statements of operations, statement of stockholders' equity and the statement of cash flows for the year then ended December 31, 2002 and 2001 and from March 3, 2998(inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of its operations for the years then ended in conformity with accounting principles generally accepted in the United States.


Clyde Bailey P.C.
San Antonio, Texas
February 18, 2003

                   BUSANDA EXPLORATIONS INC.
                 (A Development Stage Company)
                         BALANCE SHEET
               As of December 31, 2002 and 2001
ASSETS
------
                                  December 31     December 31
			                   2002			2001
                                 ----------------------------
Current Assets
--------------
Cash                             $   4,408        $   3,331
                                   -------         --------
Total Current Assets                 4,408            3,331
                                   =======         ========
Other Assets
------------
Organization Cost                   20,094           20,094
                                   -------         --------
Total Other Assets                  20,094           20,094

  Total Assets                   $  24,502         $ 23,425
                                   =======          =======
LIABILITIES
-----------
Accounts Payable                 $   4,600         $    826
Officer Advances                    20,000           12,500
                                   -------         --------
Total Current Liabilities           24,600           13,326
                                   -------         --------
  Total Liabilities                 24,600           13,326
Commitments and Contingencies            -                -

STOCKHOLDERS' EQUITY
--------------------
Common Stock                         8,155            8,155
  50,000,000 authorized shares,
  par value $.001
  8,155,000 shares issued and
  outstanding
  1,000,000 authorized preferred
  shares, par value $.01
  No shares are issued and
  outstanding
Additional Paid-In Capital          62,145           62,145
Accumulated Deficit during the
Development Period                 (70,398)         (60,201)
                                  --------         --------
Total Stockholders' Equity(Deficit)    (98)          10,099
                                  --------         --------
Total Liabilities and
Stockholders' Equity             $  24,502        $  23,425
                                  ========         ========

The accompanying notes are an integral part of the consolidated
  		        financial statements.

                      BUSANDA EXPLORATIONS INC.
                    (A Development Stage Company
                       STATEMENTS OF OPERATIONS
                                                       From 3/3/98
                            For the Years Ended       (Inception)to
                          Deember 31     December 31   December 31
                        -------------------------------------------
                            2002              2001        2002
                        ------------     -----------   ------------
Revenues
--------
Revenues                          -                -            -
                        ------------     -----------   ------------
Total Revenues          $         -      $         -   $        -

Expenses
--------
Professional Fees             8,500              875        13,643
Operating Expenses            1,697            1,498         5,505
                        -----------      -----------    -----------
Total Expenses               10,197            2,373        19,148

Net Income (Loss)
from Operations         $   (10,197)     $    (2,373)  $   (19,148)

Other Income and Expenses
-------------------------
Loss of Option to Purchase
Agreement                         -                -       (51,250)
                        -----------      -----------    -----------
Net income before Taxes     (10,197)          (2,373)      (70,398)
                        ===========      ===========    ===========
Provision for Income Taxes
--------------------------
Income Tax Benefit
  Net Income (Loss)     $   (10,197)     $    (2,373)   $  (70,398)
                        ===========      ===========    ===========
Basic & Diluted loss
per share               $    (0.001)     $    (0.000)   $   (0.009)
                        -----------      -----------    -----------
Weighted Average Number
of Common Shares used
in per share
calculations              8,155,000        8,155,000     8,155,000
                        ===========      ===========    ===========

The accompanying notes are an integral part of the consolidated
		    financial statements.
                               15

                     BUSANDA EXPLORATIONS INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
                    As of December 31, 2002
                                                    Accumulated
                                                      Deficit
                                                    During the
                               $0.001    Paid-In    Development   Stockholders'
                      Shares   Par Value Capital       Period       Equity
                     --------  --------- --------   -----------   -------------
Balance, March 3,
1998                   -       $    -   $    -      $    -         $    -

Issuance of
common stock        5,905,000    5,905    53,145         -           59,050

Issuance of
common stock as
repayment of
shareholder
advance             1,000,000    1,000     9,000         -           10,000

Issuance of
common stock as
partial payment
of mineral
claims              1,250,000    1,250                                1,250
Net Income (Loss)                                       (456)          (456)
                    ---------  -------  --------    --------       --------
Balance,
December 31, 1998   8,155,000   8,155     62,145        (456)          (456)
Net Income (Loss)                                    (54,475)       (54,475)
                    ---------  ------   --------    --------       ---------
Balance,
December 31, 1999   8,155,000   8,155     62,145     (54,931)        15,369
Net Income (Loss)                                     (2,897)        (2,897)
                    ---------  ------   --------    --------       ---------
Balance,
December 31, 2000   8,155,000   8,155     62,145     (57,828)        12,472
                    =========  ======   ========    ========       =========
Net Income (Loss)                                     (2,373)        (2,373)
                    ---------  ------   --------    --------       ---------
Balance,
December 31, 2001   8,155,000   8,155     62,145     (60,201)        10,099
                    =========  ======   ========    ========       =========
Net Income (Loss)                                    (10,197)       (10,197)
                    ---------  ------   --------    --------       ---------
Balance,
December 31 2002    8,155,000   8,155     62,145     (70,398)           (98)
                    =========  ======   ========    ========       =========

   The accompanying notes are an integral part of the consolidated
    			financial statements.

                      BUSANDA EXPLORATIONS INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                                                                 From 3/3/98
                                       For the Years Ended      (Inception)to
                                   December 31     December 31   December 31
                                  -------------------------------------------
                                       2002           2001           2002
                                  ------------     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net Income (Loss)                 $ (10,197)      $    (2,373)   $  (70,398)

Changes in operating assets
  and liabilities:
  Increase (Decrease) in
  Accounts Payable                    3,774               351         4,600
                                  ---------        ----------    ----------
Total Adjustments                     3,774               351         4,600
                                  ---------        ----------    ----------
Net Cash Used in Operating
Activites                         $  (6,423)       $   (2,022)   $  (65,798)
 CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Increase in Development Costs             -                 -       (20,094)
                                  ---------        ----------    ----------
Net cash used in investing
activities                        $       -        $        -    $  (20,094)
                                  ---------        ----------    ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Proceeds from Stockholder Advance     7,500             4,500        20,000
Proceeds from Issuance of Stock           -                 -        70,300
                                  ---------        ----------    ----------
Net Cash Provided for Financing
Activities                        $   7,500        $    4,500    $   90,300
                                  ---------        ----------    ----------
Net Increase in Cash              $   1,077        $    2,478    $    4,408
Cash Balance, Begin Period            3,331               853             -
                                  ---------        ----------    ----------
Cash Balance, End Period          $   4,408        $    3,331    $    4,408
                                  =========        ==========    ==========
Supplemental Disclosures:
  Cash Paid for Interest          $       -        $        8    $        -
  Cash Paid for income taxes              -                 -             -
  Stock Issued for Option to Purchase                             1,250,000
  Stock Issued for Repayment of Shareholder                       1,000,000

                        BUSANDA EXPLORATIONS INC.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
Busanda Explorations Inc. ("the Company") was incorporated under the laws of the State of Nevada on March 3, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 8,155,000 common shares issued and outstanding as of December 31, 2002 and 2001. The company has a total of 1,000,000 authorized preferred shares with a par value of $.01 per share and with no preferred shares issued and outstanding as of December 31, 2002 and 2001.

The Company had entered into an agreement to purchase mineral property claims in the Laird Mining Division, British Columbia, Canada, but lost the claim due to lack of funding. The Company has been mostly inactive during 2002 and 2001 and has little or no operating revenues or expenses.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Fixed Assets
------------
The Company has no fixed assets at this time.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.
The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 BUSANDA EXPLORATIONS INC.
               Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (cont.)
-------------------------------------------------------------
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131,
Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

                BUSANDA EXPLORATIONS INC.
              Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (cont.)

Employers' Disclosure about Pensions and Other Postretirement
Benefits
-------------------------------------------------------------
Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2002 and 2001.

Note 2  -  Common Stock
-----------------------
The Company issued 6,905,000 shares of common stock to various investors at $.01 per share of which 5,905,000 shares were issued for cash totaling $59,050, and 1,000,000 shares were issued at $.01 per share to the sole officer and director of the Company as repayment on a loan.

The Company issued 1,250,000 shares of common stock at $.001 per share in accordance with the Assignment of Option to Purchase
Agreement.

                  BUSANDA EXPLORATIONS INC.
                Notes to Financial Statements

Note 3 - Other Income and Expenses - Option to Purchase Agreement
-----------------------------------------------------------------
The Company entered into an Assignment of Option to Purchase Agreement on May 25, 1998, to acquire a 100% interest in mineral claims in Canada. The agreement was made with an unrelated third party, who holds the original Option to Purchase Agreement with the Seller. Under terms of the agreement, the Company has paid $50,000 in cash, and has issued 1,250,000 shares of its common stock. In addition, the terms of the agreement require the Company to make three more payments of $25,000, each due on or before December 31, 1999, 2000, and 2001.

The agreement also required the Company to pay a 2% Net Smelter
Royalty to an unrelated party. In addition, the Company must fund a CDN $100,000 work program by August 1, 1999, and pay a $25,000 advance royalty to an unrelated third party commencing December 31, 2000, and payable each year thereafter on December 31.

Since the Company did not fund the work program and make the December 31, 1999 payment the agreement is in default and the deposit was written off the balance sheet as of December 31, 1999.

Note 4 - Organization Costs
---------------------------
The Company has incurred legal, accounting, and other formation costs. These costs were capitalized and will be amortized over a five-year period when the Company begins its operations. Because the Company has not yet begun operations as of either December 31, 2002 or 2001, no amortization expense has been recognized.

Note 5  -  Related Parties
--------------------------
During 2002 and 2001, the Officer advanced the Company a total of $7,500 and $4,500, respectively, which was used to pay general operating expenses.

Note 6  -  Subsequent Events
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                          SIGNATURES
                          ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             BUSANDA EXPLORATIONS INC., Registrant
                             -------------------------------------
Dated: March 30, 2003        By:/s/ Derick Sinclair, President,
                             CEO, Treasurer, CFO, Secretary and
                             Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

Date:  March 30, 2003        By:/s/ Derick Sinclair, President,
                             CEO, Treasurer, CFO, Secretary and
                             Chairman of the Board of Directors


    CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
    ------------------------------------------------

I, Derick Sinclair, certify that:

1. I have reviewed this annual report on Form 10-KSB of Busanda
Explorations Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Busanda Explorations Inc.as of, and for, the periods presented in this annual report.

4. As Busanda Explorations Inc.'s sole officers, I am solely responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Busanda Explorations Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Busanda Explorations Inc. is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of Busanda Explorations Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluations as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to our auditors only, as we do not have an Audit Committee:

   (a)	all significant deficiencies in the design or operation of
   internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	March 30, 2003        /s/ Derick Sinclair
                              --------------------------------------
  		               By: Derick Sinclair, Chief Executive
                               Officer, President, Treasurer, Chief
                               Financial Officer, Secretary and
                               Chairman of the Board of Directors