Form 10QSB
period 2003-03-31
BUSANDA EXPLORATIONS INC
filed 2003-05-06
CIK 1063842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                      FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 0-50119

                   BUSANDA EXPLORATIONS INC.
   --------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Nevada                            91-1898414
---------------------------            -----------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization      Identification No.)

1550 Ostler Court, N. Vancouver, B.C., Canada	   V7G 2P1
------------------------------------------------   -------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
(604) 990-2072

                               None
     ---------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 8,155,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC
File Number 0-50119, are incorporated herein by reference.

                             PART 1

Item 1. Financial Information
-----------------------------

The consolidated financial statements for Busanda Explorations Inc.
(the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2002.

                   BUSANDA EXPLORATIONS INC.
                         BALANCE SHEET
ASSETS
------                             March 31       December 31
                                      2003            2002
                                 -----------------------------
                                  (Unaudited)      (Audited)
Current Assets
--------------
Cash                             $   3,274        $   4,408
                                   -------         --------
Total Current Assets                 3,274            4,408

Other Assets
------------
Organization Cost                   20,094           20,094
                                   -------         --------
Total Other Assets                  20,094           20,094
                                   -------         --------
  Total Assets                   $  23,368         $ 24,502
                                   =======         ========
LIABILITIES
-----------
Accounts Payable                       850            4,600
Officer Advances                    23,750           20,000
                                   -------         --------
Total Current Liabilities           24,600           24,600
                                   -------         --------
  Total Liabilities                 24,600           24,600
Commitments and Contingencies            -                -

STOCKHOLDERS' EQUITY
--------------------
Common Stock                         8,155            8,155
  50,000,000 authorized shares,
  par value $.001
  8,155,000 shares issued and
  outstanding
Preferred Stock
  1,000,000 authorized preferred
  shares, par value $.01
  Nil shares issued and outstanding
Additional Paid-In Capital          62,145           62,145
Accumulated Deficit during the
Development Period                 (71,532)         (70,398)
                                  --------         --------
Total Stockholders' Equity(Deficit) (1,232)             (98)
                                  --------         --------
Total Liabilities and
Stockholders' Equity             $  23,368        $  24,502
                                  ========         ========

The accompanying notes are an integral part of the consolidated
Financial statements.
                                3

                      BUSANDA EXPLORATIONS INC.
                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                    ----------------------------------
                                        For the Three Months Ended
                                                March 31
                                    ----------------------------------
                                          2003              2002
                                    ================   ===============
Revenues
--------
Revenues                                         -                  -
                                       -----------        -----------
Total Revenues                         $         -        $         -

Expenses
--------
Professional Fees                             1,025             1,716
Operating Expenses                              109                14
                                       ------------       -----------
Total Expenses                                1,134             1,730
Net Income before Taxes                $     (1,134)      $   (1,730)

Provisions for Income Taxes
---------------------------
Income Tax Benefit                     $         -        $         -
Net Income (Loss)                      $     (1,134)      $   (1,730)
                                       =============      ===========
Basic & Diluted Earnings
per Common Share                            (0.0001)         (0.0002)
                                       -------------      -----------
Weighted Average Number
of Common Shares used
in per share calculations                  8,155,000        8,155,000
                                       =============      ===========



The accompanying notes are an integral part of the consolidated
		    financial statements.




                               4








                     BUSANDA EXPLORATIONS INC.
                  (A Development Stage Enterprise)
                STATEMENT OF STOCKHOLDERS' EQUITY
                    As of March 31, 2003
                                                Accumulated
                                                  Deficit
                                                During the
                             $0.001    Paid-In  Development  Stockholders'
                    Shares   Par Value Capital    Period       Equity
                   --------  --------- -------- ----------- -------------
Balance, March 3,
1998                   -       $     -  $     -    $       -     $      -
Issuance of
common stock      5,905,000      5,905    53,145           -       59,050
Issuance of
common stock as
repayment of
shareholder
advance           1,000,000      1,000     9,000           -       10,000
Issuance of
common stock as
partial payment
of mineral
claims            1,250,000      1,250                              1,250
Net Income (Loss)                                       (456)        (456)
                  ---------    -------   --------    --------    ---------
Balance,December
31, 1998          8,155,000      8,155     62,145       (456)      69,884
Net Income (Loss)                                    (54,475)     (54,475)
                  ---------    -------   --------    --------    ---------
Balance,December
31, 1999          8,155,000      8,155     62,145    (54,931)       15,369
                  ---------    -------   --------    --------    ---------
Net Income (Loss)                                     (2,897)      (2,897)
                  ---------    -------   --------    --------    ---------
Balance,December
31, 2000          8,155,000      8,155     62,145    (57,828)       12,472
                  =========    =======   ========    ========    =========
Net Income (Loss)                                     (2,373)      (2,373)
                  ---------    -------   --------    --------    ---------
Balance,December
31, 2001          8,155,000      8,155     62,145    (60,201)      10,099
                  =========    =======   ========    ========    ========
Net Income (Loss)                                    (10,197)    (10,197)
                  ---------    -------   --------    --------    --------
Balance,December
31, 2002          8,155,000      8,155     62,145    (70,398)        (98)

Net Income (Loss)                                     (1,134)     (1,134)
                  ---------    -------   --------    --------    --------
Balance,
March 31, 2003    8,155,000      8,155     62,145    (71,532)      (1,232)
                  =========    =======   ========    ========    ========

                                     5

                      BUSANDA EXPLORATIONS INC.
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                    ----------------------------------
                                        For the Three Months Ended
                                                March 31
                                    ----------------------------------
                                          2003              2002
                                    ================   ===============
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net Income (Loss)                        $   (1,134)       $   (1,730)

Adjustments to reconcile net loss to
net cash provided (used) to operating
activities:   Increase (Decrease) in
Accounts Payable                                   -                65
                                         -----------        ----------
Total Adjustments                                  -                65
                                         -----------        ----------
Net Cash Used in Operating Activates     $  (1,134)         $  (1,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Purchase of Mineral Properties                    -                  -
                                         -----------        ----------
Net cash used in investing activities    $        -         $        -
                                         -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Payments on Stockholders Advance                  -                  -
Proceeds from Issuance of Stock                   -                  -
Costs Incurred to Raise Capital                    -                  -
                                         -----------         ----------
Net Cash Provided for Financing
Activities                               $        -          $        -
                                         -----------         ----------
Net Increase (Decrease) in Cash          $   (1,134)         $  (1,665)
Cash Balance, Begin Period                     4,408              3,331
                                         -----------         ----------
Cash Balance, End Period                 $     3,274         $    1,666
                                         ===========         ==========
Supplemental Disclosures:
  Cash Paid for Interest                 $         -         $        -
  Cash Paid for income taxes             $         -         $        -
  Stock Issued for Option to Purchase              -                  -
  Stock Issued for Repayment of Shareholder        -                  -

   The accompanying notes are an integral part of the consolidated
    			financial statements.

                        BUSANDA EXPLORATIONS INC.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies

Organization
Busanda Explorations Inc. ("the Company") was incorporated under the laws of the State of Nevada on March 3, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 8,155,000 common shares issued and outstanding as of March 31, 2002 and March 31, 2003. The company has a total of 1,000,000 authorized preferred shares with a par value of $.01 per share, there were no preferred shares issued and outstanding as of March 31, 2002 and March 31, 2003.

The Company had entered into an agreement to purchase mineral property claims in the Laird Mining Division, British Columbia, Canada, but lost the claim due to lack of funding. The Company has been mostly inactive during 2002 and 2001 and has little or no operating revenues or expenses.

Development Stage Enterprise
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Fixed Assets
The Company has no fixed assets at this time.

Federal Income Tax
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.
The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 BUSANDA EXPLORATIONS INC.
               Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
Statement of Financial Accounting Standards (SFAS) No. 131,
Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

                BUSANDA EXPLORATIONS INC.
              Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)

Employers' Disclosure about Pensions and Other Postretirement Benefits Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.
Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

Fair Value of Financial Instruments
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2000 and 1999.

Note 2  -  Common Stock
The Company issued 6,905,000 shares of common stock to various investors at $.01 per share of which 5,905,000 shares were issued for cash totaling $59,050, and 1,000,000 shares were issued at $.01 per share to the sole officer and director of the Company as repayment on a loan.

The Company issued 1,250,000 shares of common stock at $.001 per share in accordance with the Assignment of Option to Purchase
Agreement.

                  BUSANDA EXPLORATIONS INC.
                Notes to Financial Statements

Note 3 - Other Income and Expenses - Option to Purchase Agreement
The Company entered into an Assignment of Option to Purchase Agreement on May 25, 1998, to acquire a 100% interest in mineral claims in Canada. The agreement was made with an unrelated third party, who holds the original Option to Purchase Agreement with the Seller. Under terms of the agreement, the Company has paid $50,000 in cash, and has issued 1,250,000 shares of its common stock. In addition, the terms of the agreement require the Company to make three more payments of $25,000, each due on or before December 31, 1999, 2000, and 2001.

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

Note 4 - Organization Costs
The Company has incurred legal, accounting, and other formation costs. These costs were capitalized and will be amortized over a five-year period when the Company begins its operations. Because the Company has not yet begun operations as of either September 30, 2002 or December 31, 2001, no amortization expense has been recognized.

Note 5  -  Related Parties
At September 30, 2002, the Officer of the Company had advanced
$20,000 to the Company as follows: during 2002 $7,500; during 2001
4,500;
during 2000 $1,500 and during 1999 $6,500. All advances were used to pay general operating expenses.

Note 6  -  Going Concern
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern that raise substantial doubt about the Company's ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs to the Company interest free.

Note 7  -  Subsequent Events
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Plan of Operation
-----------------
For the three months ended March 31, 2003, Registrant had not yet generated any revenues or expended any significant amount of monies on research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment.

Results of Operations
---------------------
For the three months ended March 31, 2003, Registrant had no revenues and incurred net operating losses of $1,134,which were professional fees incurred in connection with the preparation and filing of Registrant's annual report.


                 PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in Registrant's original Form 10SB registration statement, filed pm December 6, 2002, under SEC File Number 0-50119:

Exhibit No.            Description
- ----------           -----------
*  3(i)                Articles of Incorporation
*  3(ii)               Bylaws
  99                   Sec. 906 Certification


B) There were no reports on Form 8-K filed during the quarter.



                        SIGNATURES
                        ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                             Busanda Explorations, Inc.
                             a Nevada corporation (Registrant)
Dated: May 5, 2003           By:/s/ Derick Sinclair, President,
                             CEO, Secretary, Treasurer, CFO and
                             Chairman of the Board of Directors

   CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

     I, Derick Sinclair hereby certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Busanda
Explorations, inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Busanda Explorations, Inc. as of, and for, the periods presented in this quarterly report.

4.	As the sole officer and director of Busanda Explorations, Inc.,
I am solely responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Busanda Explorations, Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Busanda
     Explorations, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Busanda Exploration, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to our auditors:

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

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 5, 2003      		/s/ Derick Sinclair
                             ----------------------------------------
                              Derick Sinclair, Chief Executive Officer,
                              President, Treasurer, Chief Financial
                              Officer, Secretary, and Chairman of
                              the Board of Directors