Form 10QSB
period 2003-06-30
BUSANDA EXPLORATIONS INC
filed 2003-08-19
CIK 1063842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended JUNE 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _______________ to _______________

Commission File Number 0-50119

BUSANDA EXPLORATIONS INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	91-1898414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

SUITE 1109, 100 PARK ROYAL
WEST VANCOUVER, BRITISH COLUMBIA
CANADA	V7T 1A2
(Address of principal executive offices)	(Zip Code)

(604) 925-5283
(Issuer’s telephone number, including area code)

1550 Ostler Court
North Vancouver, British Columbia, Canada V7G 2P1
Telephone: 604-990-2072
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒ Yes    ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,170,000 Shares of $0.001 par value Common Stock outstanding as of August 12, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1.     Financial Information

The consolidated financial statements for Busanda Explorations Inc. (Image) included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Image’s financial position and the results of its operations for the interim periods presented. Because of the nature of Image’s business, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2002.

BUSANDA EXPLORATIONS INC.
Balance Sheet
As at June 30, 2003

	June 30, 2003	Dec 31, 2002
	(Unaudited)	(Unaudited)

ASSETS

Current Assets
Cash	$33,983	$4,408
Prepaid Expenses	129,397	-

	163,380	4,408

Office Equipment	4,481	-
Goodwill	29,376	20,094

	$197,237	$24,502

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities
Accounts Payable	6,218	4,600
Officer Advances	23,750	20,000
Demand Loan HE Capital	351,840	-

	381,808	24,600

Shareholders Deficiency
Common Stock	18,170	8,155
50,000,000 authorized shares, par value $
18,170,000 and 8,155,000 shares issued and outstanding
Preffered Stock
1,000,000 authorized preferred shares, par value $
Nil shares issued and outstanding
Additional Paid In Capital	$62,145	$62,145
Accumulated Deficit	(264,886)	(70,398)

	(184,571)	(98)

	$197,237	$24,502

The accompanying notes are integral part of the consolidated financial statements.

BUSANDA EXPLORATIONS INC.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30	June 30	June 30	June 30
	2003	2002	2003	2002

Revenues:
Revenues	$-	$-	$-	$-

	-	-	-	-

Expenses:
Legal & Professional Fees	796	600	1,821	2,316
Communications	6,893	-	6,893	-
Depreciation	154	-	154	-
Insurance	10,284	-	10,284	-
Office Rent & Utilities	7,080	-	7,080	-
Payroll	112,286	-	112,286	-
Product Development	15,345	-	15,345	-
Other Expenses	40,516	184	40,625	198

	193,354	784	194,488	2,514

Loss before Taxes	$(193,354)	$(784)	$(194,488)	$(2,514)

Provision for Income Taxes:
Income Tax	-	-	-	-

Net Income (Loss)	$(193,354)	$(784)	$(194,488)	$(2,514)

Basic and Diluted Earnings Per Common Share	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted Average number of Common Shares
used in per share calculations	8,318,100	8,155,000	8,236,550	8,155,000

The accompanying notes are integral part of consolidated financial statements.

BUSANDA EXPLORATIONS INC.
Consolidated Statement of Cash Flows
(Unaudited)

Six Months Ended
June 30
2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(193,354)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
Increase (Decrease) in Working Capital	$208,412

Total Adjustments	$208,412

Net Cash Used in Operating Activities	$15,058

Cash Flows from Investing Activities:
Acquire Net Assets of Busanda Explorations Inc.	14,623
Office Equipment	(4,481)

Net Cash Used in Investing Activities	$10,142

Cash Flows from Financing Activities:
Advances from Shareholder
Proceeds from Issuance of Stock	-

Net Cash Provided for Financing Activities	$-

Net Increase (Decrease) in Cash	$25,200

Cash Balance, Begin Period	33,983

Cash Balance, End Period	$59,183

Supplemental Disclosures:
Cash Paid for interest	$-
Cash Paid for income taxes	$-
Stock Issued for Option to Purchase	-
Stock Issued for Repayment of Shareholder	-

The accompanying notes are integral part of consolidated financial statements.

BUSANDA EXPLORATIONS INC.
Notes to Consolidated Financial Statements

As at June 30, 2003

1.

Basis of preparation and presentation:

The accompanying consolidated financial statements have been prepared to reflect the legal acquisition on June 30, 2003 of Image Innovations Inc. (“Image”) by Busanda Explorations Inc. (“Busanda”) (the “Acquisition”). The consolidated financial statements of Busanda give effect to the Acquisition under which the shareholders of Image Innovations exchanged all of their common shares of Image Innovations for common shares of Busanda.

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of Image own in aggregate approximately 55% of the common shares of Busanda, and so are now the majority shareholders of Busanda. As required under reverse takeover accounting, these financial statements have been issued under the name of Busanda and reflect the share capital structure of Busanda. However, they reflect the financial statements of Image and account for the Acquisition as an acquisition of Busanda by Image. The consolidated financial statements therefore include:

	(a)	a consolidated balance sheet prepared from the unaudited balance sheets of Busanda and Image as at June 30, 2003.

(b)

consolidated statements of operations, cash flows and changes in common shareholders’ equity (deficit) prepared from the unaudited statements of operations, cash flows and changes in common shareholders’ equity (deficit) of Image for the period from January 14, 2003 (date of incorporation of Image) to June 30, 2003. The results of operations, cash flows and changes in common shareholders’ equity (deficit) of Busanda are included commencing June 30, 2003, the date of the Acquisition.

Image was incorporated on January 14, 2003. The consolidated statement of loss has been prepared for the period from this date to June 30, 2003. No comparative information has been provided as this is the first year of operations for Image.

BUSANDA EXPLORATIONS INC.
Notes to Consolidated Financial Statements

As at June 30, 2003

2.

Acquisition:

The Acquisition has been accounted for in the accompanying consolidated financial statements as an acquisition of Busanda by Image using the purchase method, under reverse takeover accounting. The cost of the purchase has been determined based on the estimated fair value of the net assets of Busanda acquired. The amounts assigned to the working capital assets and liabilities of Busanda are based on the account balances at June 30, 2003. The amount assigned to Organization Cost is based on book value at June 30, 2003, which is believed to estimate its fair value. The purchase price was allocation as follows:

Net assets to be acquired at fair values:
Current assets	$14,624
Organization costs	20,094
Goodwill	9,282
Current liabilities	(44,000)

$–

Valuation of consideration given	$–

A valuation of the share capital of Image is not readily determinable. As such, a nominal value has been assigned to the consideration given in the Acquisition, deemed under reverse takeover accounting to be an approximately 45% interest in the share capital of Image Innovations.

The consolidated loss per share for the six months ended June 30, 2003 has been calculated based on the following:

	Weighted average number of shares of Busanda issued for
	the three months, including those issued under the Acquisition	18,170,000

	Consolidated weighted average number of shares issued for the period	18,170,000

3.

Summary of Significant Accounting Policies:

Organization

Busanda was incorporated under the laws of the State of Nevada on March 3, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. Busanda has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 18,170,000 common shares issued and outstanding as of June 30, 2003. Busanda has a total of 1,000,000 authorized preferred shares with a par value of $.01 per share, there were no preferred shares issued and outstanding as of June 30, 2003.

Busanda had entered into an agreement to purchase mineral property claims in the Laird Mining Division, British Columbia, Canada, but lost the claim due to lack of funding. Busanda has no other business.

BUSANDA EXPLORATIONS INC.
Notes to Consolidated Financial Statements

As at June 30, 2003

Image was incorporated under the laws of the State of Delaware on January 14, 2003 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. Image has a total of 1,500 authorized common shares with no par value and has 1,000 common shares issued and outstanding as of June 30, 2003.

Image has been established to become a recognized player in the field of promotional licensing and branding. Image’s goal is to add value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/or household trademarks.

On February 11, 2003 Image entered into a retail license agreement with NHL Enterprises, L.P. to market Image’s products under the National Hockey League brand.

Image has submitted a proposal to National Football League Properties to obtain a license to market Image’s products under the NFL brand.

Development Stage Enterprise

The consolidated Busanda is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. Image is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and accordingly, no revenue has been derived during the organizational period.

Earnings per Common Share

The consolidated Busanda adopted Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Statement No. 107. “Disclosure About Fair Value of Financial Instruments” is a part of a continuing process by the FASB to improve information on consolidated financial statements. The carrying amounts reported in the balance sheets for The consolidated Busanda’s assets and liabilities approximate their fair values as of June 30, 2003.

4.

Common Stock

Busanda has authorized 50,000,000 common shares. At June 30, 2003, Busanda has issued 18,170,000 shares of common stock to various investors.

Busanda has authorized 1,000,000 preferred shares. At June 30, 2003 no preferred shares have been issued.

BUSANDA EXPLORATIONS INC.
Notes to Consolidated Financial Statements

As at June 30, 2003

5.

Subsequent Events

Subsequent to June 30, 2003, the board of directors of Busanda approved the change of its name to Image Innovations Holdings Inc. The change of name is subject to the approval of Busanda’s shareholders. There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these consolidated financial statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Busanda's capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, business development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Busanda files with the SEC, including Busanda’s Annual Report on Form 10-KSB for the year ended December 31, 2002. These factors may cause Busanda's actual results to differ materially from any forward-looking statement. Busanda disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Busanda Explorations Inc. (“We”, “Busanda” or the “Company”) completed the acquisition of all of the issued and outstanding shares of Image Innovations Inc. effective June 30, 2003. Image Innovations is a Delaware corporation incorporated on January 14, 2003. The acquisition was completed pursuant to offers made by us dated June 23, 2003 to all the shareholders of Image Innovations to purchase their shares in exchange for an aggregate of 10,000,000 shares of our common stock on the basis of 10,000 shares for each outstanding share of Image Innovations. It was a condition precedent of closing that all shareholders of Image Innovations accept our offer and that audited financial statements of Image Innovations had been delivered to us. We issued 10,000,000 shares of our common stock to the existing shareholders of Image Innovations in consideration of the transfer by the existing shareholders of all of their shares of Image Innovations to us. As a result of this transaction, Image Innovations is now a wholly owned subsidiary of Busanda.

Image Innovations was incorporated to engage in the business of promotional licensing and branding with the objective of adding value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/ or other recognized trademarks. On February 11, 2003, Image Innovations entered into a retail license agreement with NHL Enterprises, L.P. to market a limited range of products under the National Hockey League brand. Image Innovations has signed a letter of intent with National Football League Properties to obtain a license to market a limited range of products under the NFL brand.

The principal components of the business strategy of Image Innovations are as follows:

1.	To identify a range of consumer products that can be manufactured and resold for high markups with the product endorsement of recognized sports teams and leagues;

2.	To enter into licensing agreements to obtain product endorsement rights for the targeted products from recognized sports teams and leagues;

3.	To enter into manufacturing arrangements for the manufacture of the targeted products with the licensed product endorsements;

4.	To arrange for sale of the targeted products through established distribution channels; and

5.	To market the targeted products to consumers.

Each of the components of the Company’s business strategy is discussed below as follows:

1.

Targeting of Products

Image Innovations plans to target relatively low cost, but desirable or essential consumer products. Image Innovations has selected alkaline batteries as its initial targeted product. Image Innovations believe that alkaline batteries and alkaline battery products satisfy the Company’s criteria of being relatively low cost products that are capable of high markup and that are either desirable or essential products used by consumers. Alkaline batteries and battery products offer a range of opportunities for branding and product endorsement. Examples of battery products include desk clocks, travel clocks, flashlights, radios, calculators, touch-lights, personal alcohol breath testers and educational items.

2.

 Licensing Agreements

Image Innovations has entered into a license agreement with NHL Enterprises, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery related products. The license is a non-exclusive license for the United States. The license is for a term expiring December 31, 2004. Image Innovations will pay to NHL Enterprises, LP a royalty of 10% of net sales. In addition, Image Innovations will pay guaranteed annual minimum payments of $60,000 US, including an upfront fee of $15,000 US that has been paid by Image Innovations.

Image Innovations has also entered into a letter of intent with NFL Properties LLC for the grant of a license to use the National Football League mark and other related marks in connection with batteries, flashlights with batteries, e-badge with batteries, radios with batteries, and universal remote controls with batteries. The arrangement requires an advance royalty payment of $100,000 US, which has been paid by Image Innovations. Image Innovations is required to pay a royalty of 11% of net sales. The license will be limited to the United States. The license will be for a term expiring March 31, 2004 and is subject to the execution of a definitive license agreement with NFL Properties LLC.

We plan to pursue negotiations with further sports leagues and sports teams to obtain additional license rights.

3.

Manufacturing Arrangements

Image Innovations does not anticipate manufacturing any of the targeted products. Image Innovations plans to outsource manufacturing to manufacturers located primarily in the Far East. Image Innovations believes manufacturing in the Far East will offer the best price competitiveness and also the most advanced technology for batteries and battery related products. Image Innovations has begun to establish relationships with major suppliers in Asia who are believed by Image Innovations to be capable of delivering innovative products with the brand recognition colors and symbols of the licensed properties. Image Innovations plans to establish these relationships through attendance at major international trade shows and through a program of personal visits to the Far East. Image Innovations plans to work with its major suppliers in order to keep abreast of new product lines as they become available in order that its targeted products remain in demand.

4.

Distribution

Image Innovations plans to use in-house staff and a network of independent brokers to market its product to targeted retailers. Image Innovations believes that the key to gaining entry into major retailers will be established relationships. Image Innovations plans to establish a network of seasoned salesmen in the United States who will spearhead its marketing campaigns in North

America. The targeted retail market will focus on chain stores, convenience stores, drug stores, electronic retailers and specialty distributors.

5.

Marketing

Image Innovations’ marketing strategy will be to focus its licensing program on premier sports franchises and household name trademarks. By combining high profile brand names and trademarks with desirable or essential consumer products, Image Innovations believes that demand for its products will be created. Image Innovations’ overall objective is to establish itself as a specialized brand licensing and promotional merchandising company. One objective of Image Innovations will be to create brand name awareness amongst decision makers who place its targeted products into its targeted market.

PLAN OF OPERATIONS

We anticipate that we will require approximately $2,820,000 over the next twelve months in order to carry out the plan of operations for Image Innovations. This amount is comprised of the following amounts:

1.
We anticipate that we will require approximately $1,478,000 over the next twelve months in connection with the acquisition of products for resale pursuant to our license arrangements. This amount includes amounts to be paid for letters of credit to fund purchases of product from manufacturers. These costs will include manufacturing costs, freight, duties, insurance and import and customs expenses. The amount that we spend on product acquisition expenses will be dependent both on the amount of financing that we are able to achieve and upon our success in establishing sales of products bearing the brand names we have licensed. We anticipate spending approximately $50,000 to develop new products under license arrangements for marketing to customers. An example of a new product that we are currently developing is a branded football helmet incorporating an AM/FM radio pursuant to a license agreement with Ridell in respect of which we have advanced $20,000 to date. We also anticipate spending approximately $50,000 to attend trade shows to display and market our products to potential customers, including retailers.

2.
We anticipate that we will require approximately $990,000 to fund our operating expenses over the next twelve month period. We anticipate that this amount will also vary based on the amount of financing that we are able to achieve and based on the success of our sales efforts. If we achieve less than the necessary financing or if our sales are less than projected, then we will scale back our operating expenses accordingly. We anticipate hiring approximately 5 additional employees in order to pursue our plan of operations.

3.
We require approximately $352,000 in order to repay demand loans advanced by H.E. Capital S.A. These loans have been used to fund our initial operating expenses and our obligations under our license arrangements. Mr. Clifford Wilkins, our chief executive officer and a director, is a director of H.E. Capital S.A. Mr. Christopher Smith, our chief financial officer and a director, is also a director of H.E. Capital S.A.

Of the total amount of projected expenditures, we anticipate that approximately one-half of these expenses will be incurred over the next six month period. We are planning an equity financing in order to raise the necessary funds to proceed with the plan of operations for Image Innovations. We do not have any arrangements for any equity financing currently in place and there is no assurance that the necessary equity financing will be achieved. Accordingly, there is a risk that we will not achieve additional financing and that we will have to scale back the plan of operations of Image Innovations to reflect the actual proceeds available to us. Furthermore, there is no assurance that H.E. Capital S.A. will advance further funds to us in order to continue to fund our plan of operations. If we are not able to achieve the necessary financing, then our ability to complete our plan of operations and our business and financial condition will be adversely affected.

PRESENTATION OF FINANCIAL INFORMATION

We completed the acquisition of Image Innovations effective June 30, 2003. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which resulted in Image Innovations acquiring Busanda for accounting purposes. Accordingly, Image Innovations is treated as the acquirer for accounting purposes, even though Busanda is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of Image Innovations, but the type of share capital and number of issued and outstanding shares continue to reflect those of Busanda.

OPERATING RESULTS

Image Innovations incurred expenses totalling $193,354 during the three month period ended June 30, 2003. These expenses were associated with the start-up of the Image Innovations business. These expenses were financed by advances from H.E. Capital S.A., which advances totalled $351,840 as of June 30, 2003. During the three months ended June 30, 2003, Image Innovations made an advance royalty payment of $100,000 in respect of the NFLP standard retail license agreement. We anticipate that the operating expenses of Image Innovations will continue to increase as we carry out our plan of operations. These increased operating expenses will be incurred prior to Image Innovations realizing revenues. In view of these factors, Image Innovations will require financing in order to carry out its plan of operations.

LIQUIDITY AND FINANCIAL CONDITION

Image Innovations is in the startup phase of its operations. Image Innovations did not earn any revenues from January 14, 2003, the date of its incorporation, to June 30, 2003. Image Innovations has not earned any revenues to date. In addition, Image Innovations had a working capital deficit of $218,428 as of June 30, 2003. The ability of Image Innovations to generate revenues will depend on its ability to obtain financing to fund its plan of operations and its success in implementing its plan of operations. There is no assurance that we will be able to obtain the financing required to enable Image Innovations to carry out its plan of operations.

We have been dependent upon H.E. Capital S.A., a related party, as discussed above under “Plan of Operations”, in order to fund the business of Image Innovations to date. An amount of $351,840 was payable to H.E. Capital S.A. as of June 30, 2003. There is no assurance that H.E. Capital S.A. will advance additional amounts in order to fund the business of Image Innovations.

The plan of operations of Image Innovations will require that Image Innovations obtain additional financing in order that it can complete purchases of targeted products from manufacturers. Manufacturers of the targeted products will require that Image Innovations have in place letters of credit in favor of manufacturers prior to the start of manufacturing. The posting of letters of credit is a standard arrangement for international manufacturing orders and is a mechanism that provides manufacturers with assurance that they will be paid for the products they manufacture. Letters of credit will only be issued by financial institutions against a deposit of either cash or against collateral of an amount sufficient to enable the financial institution to post a letter of credit. Although Image Innovations plans to only order product from manufacturers when it is in possession of firm purchase orders, manufacturers will require that letters of credit are in place at the time of ordering. Due to its current working capital deficit, Image Innovations will require additional financing before it is able to post letters of credit and start the manufacturing process.

Image Innovations anticipates that there will be a period of four months between the time that product is ordered from a manufacturer until the time payment is received from customers. This four month period includes two months for production, one month for shipping and delivery and a final ten to thirty days to receive payment from customers. Due to this time lag between posting of a letter of credit and ultimate realization of revenues, the amount of revenues that Image Innovations will be able to achieve will be dependent on the amount of upfront financing that it is able to obtain. If Image Innovations is not able to obtain financing, then it will not be able to order products from manufacturers with the result that it may not be able to achieve revenues.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Clifford Wilkins and Chief Financial Officer, Mr. Christopher Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II--OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any sales of our common stock without registration pursuant to the Securities Act of 1933 (the “1933 Act”) during our fiscal quarter ended June 30, 2003, except as described below:

1.
We completed the issuance of 15,000 shares of our common stock to our former attorney in consideration for services provided. The shares were issued as “restricted securities” pursuant to Section 4(2) of the 1933 Act. All certificates representing the shares issued were endorsed with a legend confirming the status of the shares as “restricted shares” under the 1933 Act.

2.
We completed the acquisition of all of the issued and outstanding shares of Image Innovations Inc. effective June 30, 2003. As a result of this transaction, Image Innovations is now a wholly owned subsidiary of the Company. Image Innovations is a Delaware corporation incorporated on January 14, 2003. The acquisition was completed pursuant to offers made by us dated June 23, 2003 to all the shareholders of Image Innovations to purchase their shares in exchange for an aggregate of 10,000,000 shares of our common stock on the basis of 10,000 shares for each outstanding share of Image Innovations. All thirteen former shareholders of Image Innovations accepted our offer. We issued 10,000,000 shares of our common stock to these shareholders of Image Innovations in consideration of the transfer by the thirteen shareholders of all of their shares of Image Innovations to us on the basis of 10,000 shares for each outstanding share of Image Innovations. The 10,000,000 shares were issued pursuant to Rule 903 of Regulation S of the Securities Act of 1933. Each former shareholder of Image Innovations represented to us that the shareholder was not a “U.S. Person”, as defined in Regulation S. In addition, each shareholder acknowledged that the shares are “restricted shares” under the 1933 Act and cannot be transferred other than pursuant to a registration statement under the 1933 Act or pursuant to an exemption from the registration requirements of the 1933 Act. All certificates representing the shares issued were endorsed with a legend confirming the status of the shares as “restricted shares” under the 1933 Act.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003. Subsequent to June 30, 2003, we filed a Schedule 14A proxy statement with the SEC whereby we are seeking the consent of our shareholders to the change of our corporate name from “Busanda Explorations Inc.” to “Image Innovations Holdings Inc.”

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Offer Letter dated June 23, 2003 to the shareholders of Image Innovations Inc. to acquire all of the issued and outstanding shares of Image Innovations Inc., a Delaware corporation.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB registration statement filed on December 6, 2002, as amended.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K filed on July 11, 2003.
(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003. Subsequent to June 30, 2003, we filed a Current Report on Form 8-K on July 11, 2003 to disclose our acquisition of Image Innovations. This Current Report on Form 8-K was amended on July 21, 2003 to disclose the changes to our board of directors and officers in connection with our acquisition of Image Innovations.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSANDA EXPLORATIONS INC.

Date:       AUGUST 19, 2003

By:          /s/ Clifford Wilkins
               Clifford Wilkins
               CHIEF EXECUTIVE OFFICER,
               AND DIRECTOR