Form 10KSB/A
period 2002-12-31
IMAGE INNOVATIONS HOLDINGS INC
filed 2003-09-23
CIK 1063842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2002

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from ____________ to ____________

COMMISSION FILE NUMBER        0-50119

IMAGE INNOVATIONS HOLDINGS INC.
(Formerly Busanda Explorations Inc.)
(Name of small business issuer in its charter)

NEVADA	91-1898414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

SUITE 1109, 100 PARK ROYAL
WEST VANCOUVER, BRITISH COLUMBIA, CANADA	V7T 1A2
(Address of principal executive offices)	(Zip Code)

(604) 925-5283
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2  of the Exchange Act.) $17,124,000 as of September 12, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,170,000 Shares of $0.001 par value Common Stock outstanding as of September 12, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

THIS AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-KSB HEREBY AMENDS ITEMS 5, 11 AND 13 OF THE ANNUAL REPORT ON FORM 10-KSB FILED BY IMAGE INNOVATIONS HOLDINGS INC. (FORMERLY BUSANDA EXPLORATIONS INC.) ON MARCH 31, 2003.

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock became eligible for trading on the OTCBB under the symbol BNSE effective March 3, 2003. There were no trades of our common stock during our fiscal year ended December 31, 2002.

Shares of our common stock held by our affiliates and promoters as at March 30, 2003 are currently not eligible for resale in reliance of Rule 144 of the Securities Act of 1933 as we were a development stage company whose principal business purpose was to locate and consummate a merger or acquisition with a private entity as at March 30, 2003. Our sole affiliates at March 30, 2003 were Mr. Derick Sinclair, our sole director and executive officer, and RFH Investments, the beneficial owner of more than 10% of our outstanding shares of common stock as at March 30, 2003. RFH Investments is a private company beneficially owned by Sheila Andrews, a business associate of Mr. Sinclair.

At December 31, 2002 and as of March 30, 2003, there are approximately 29 equity security holders. This number does not include shareholders whose stock is held through securities position listings.

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

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of the directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares as at March 30, 2003. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
DIRECTORS AND OFFICERS
Common Stock	Derick Sinclair 1550 Ostler Court N. Vancouver, B.C., Canada V7K 2P1	1,000,000	12.3%
Common Stock	All Officers and Directors as a group (total of 1)	1,000,000	12.3%
5% SHAREHOLDERS
Common Stock	RFH Investments Blue Cotil Samaras Inner Rd. St. Clement JE2 60N United Kingdom	1,250,000(2)	15.3%
Common Stock	Sawbill Contracting Ltd. P.O. Box 1436 #46 Cayman Reef Resort Georgetown, Grand Cayman West Indies	800,000(3)	9.8%
Common Stock	New Age Development Ltd. Albany Street Blair Estates Nassau, Bahamas	800,000(4)	9.8%
Common Stock	Middlegate Investments Inc. The Bahamas Financial Center P.O. Box N-4584 Shirley Street Nassau, Bahamas	800,000(5)	9.8%
Common Stock	Millport Securities Ltd. P.O. Box N-8318 Nassau, Bahamas	500,000(6)	6.1%
Common Stock	Spartan Capital Inc. 7 Prince Street Belize City, Belize	800,000(7)	9.8%
Common Stock	Spacestar Enterprises Limited 2 Limassol Avenue Nicosia 2003 Cyprus	750,000(8)	9.2%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of March 30, 2003, there were 8,155,000 shares of our common stock issued and outstanding.

(2)
Sheila Andrews is the beneficial owner of RFH Investments and is a business associate of Mr. Derick Sinclair. Busanda and RFH Investments entered into an Assignment of Option to Purchase Agreement on May 25, 1998, to acquire a 100% interest in mineral claims in Canada. The 1,250,000 shares were issued to RFH Investments, an unrelated third party, pursuant to the terms of the Assignment of Option to Purchase Agreement.

(3)	David Craven is the beneficial owner of Sawbill Contracting Ltd. and is a business acquaintance of Mr. Derick Sinclair.

(4)	Kim Pritchard is the beneficial owner of New Age Development Ltd and is a business acquaintance of Mr. Derick Sinclair.

(5)	Len Davies is the beneficial owner of Middlegate Investments Inc. and is a business acquaintance of Mr. Derick Sinclair.

(6)	Beryl King is the beneficial owner of Millport Securities Ltd. and is a business acquaintance of Mr. Derick Sinclair.

(7)	Eugenia Akrabova is the beneficial owner of Spartan Capital Inc and is a business acquaintance of Mr. Derick Sinclair.

(8)	Andrew Williams is the beneficial owner of Spacestar Enterprises Limited and is a business acquaintance of Mr. Derick Sinclair.

Our current officers and directors, namely Alain Kardos, our president and a director, Mr. Clifford Wilkins, our chief executive officer and a director, and Mr. Christopher Smith, our chief financial officer and a director, do not have any relationships with Mr. Sinclair, other than the fact that Mr. Smith and Mr. Sinclair were business acquaintances, or any of the principal shareholders of the Company listed above or their beneficial owners.

Mr. Derick Sinclair, the Company’s sole director and executive officer and the owner of 1,000,000 shares of our common stock as at March 30, 2003, does not have any prior “shell company” experience. Mr. Sinclair, in the capacity of director, officer or principal shareholder, has not caused any “shell company” to enter into any business combination transaction. The Company’s current officers and directors, namely, Alain Kardos, president, Clifford Wilkins, chief executive officer and Christopher Smith, chief financial officer, do not have any prior “shell company” experience and have not caused any “shell company” to enter any business combination transaction. A “shell company” refers to a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. To the Company’s knowledge, Sheila Anderson, the beneficial owner of RFH Investments, one of the Company’s 10% shareholders, does not have any “shell company” experience.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS REQUIRED BY ITEM 601

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Offer Letter dated June 23, 2003 to the shareholders of Image Innovations Inc. to acquire all of the issued and outstanding shares of Image Innovations Inc., a Delaware corporation (2)

10.2	Loan Agreement dated January 14, 2003 between H.E. Capital SA and Image Innovations Inc. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB registration statement filed on December 6, 2002, as amended.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K filed on July 11, 2003.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to our Current Report on Form 8-K originally filed on July 11, 2003.

(4)	Filed as an Exhibit to this Amendment No. 1 to Annual Report on Form 10-KSB

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INNOVATIONS HOLDINGS INC.

Date:	SEPTEMBER 18, 2003

By:	/s/ Clifford Wilkins
CLIFFORD WILKINS
CHIEF EXECUTIVE OFFICER,
AND DIRECTOR

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Clifford Wilkins
Clifford Wilkins, Chief Executive Officer
(Principal Executive Officer)
Director
Date: September 18, 2003

By:	/s/ Christopher Smith
Christopher Smith, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: September 18, 2003

By:	/s/ Alain Kardos
Alain Kardos, President, Secretary and Chief Operating Officer
(Principal Executive Officer)
Director
Date: September 18, 2003