Form 10QSB/A
period 2003-03-31
IMAGE INNOVATIONS HOLDINGS INC
filed 2003-09-23
CIK 1063842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1 TO
FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended MARCH 31, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

Commission File Number             0-50119

IMAGE INNOVATIONS HOLDINGS INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	91-1898414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

SUITE 1109, 100 PARK ROYAL
WEST VANCOUVER, BRITISH COLUMBIA
CANADA	V7T 1A2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(604) 925-5283

BUSANDA EXPLORATIONS INC.
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

THIS AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-QSB HEREBY AMENDS ITEMS 1 AND 2 OF PART I AND ITEM 6 OF PART II OF THE QUARTERLY REPORT ON FORM 10-QSB FILED BY IMAGE INNOVATIONS HOLDINGS INC. (FORMERLY BUSANDA EXPLORATIONS INC.) ON MAY 3, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

The consolidated financial statements for Busanda Explorations Inc. (the Company) included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented. Because of the nature of the Company’s business, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2002.

BUSANDA EXPLORATIONS INC.
Balance Sheet

A S S E T S
	March 31	December 31
	2003	2002

Current Assets	(Unaudited)	(Audited)

Cash	$3,274	$4,408
Total Current Assets	3,274	4,408

Other Assets

Organization Cost
Total Other Assets	-	-
Total Assets	$3,274	$4,408

L I A B I L I T I E S

Current Liabilities

Accounts Payable	850	4,600
Officer Advances	23,750	20,000
Total Current Liabilities	24,600	24,600
Total Liabilities	24,600	24,600

Commitments and Contingencies	-	-

S T O C K H O L D E R S ' EQU I T Y

Common Stock	8,155	8,155
50,000,000 authorized shares, par value $.001
8,155,000 shares issued and outstanding

Preffered Stock
1,000,000 authorized preferred shares, par value $.01
Nil shares issued and outstanding

Additional Paid-in-Capital	62,145	62,145
Accumulated Deficit during the Development Period	(91,626)	(90,492)

Total Stockholders' Equity (Deficit)	(21,326)	(20,192)
Total Liabilities and Stockholders' Equity	$3,274	$4,408

The accompanying notes are integral part of the consolidated financial statements.

BUSANDA EXPLORATIONS INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31
	2003	2002

Revenues:

Revenues	-	-
Total Revenues	$-	$-

Expenses:

Professional Fees	1,025	1,716
Operating Expenses	109	14
Total Expenses	1,134	1,730
Net Income before Taxes	$(1,134)	$(1,730)

Provision for Income Taxes:

Income Tax Benefit	-	-
Net Income (Loss)	$(1,134)	$(1,730)

Basic and Diluted Earnings Per Common Share	(0.00)	(0.00)

Weighted Average number of Common Shares	8,155,000	8,155,000
used in per share calculations

The accompanying notes are integral part of consolidated financial statements.

BUSANDA EXPLORATIONS INC.
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31
	2003	2002

Cash Flows from Operating Activities:

Net Income (Loss)	$(1,134)	$(1,730)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
Increase (Decrease) in Accounts Payable	-	65

Total Adjustments	-	65

Net Cash Used in Operating Activities	$(1,134)	$(1,665)

Cash Flows from Investing Activities:

Purchase of Mineral Properties	-	-

Net Cash Used in Investing Activities	$-	$-

Cash Flows from Financing Activities:

Payments on Stockholder Advance	-	-
Proceeds from Issuance of Stock	-	-
Costs Incured to Raise Capital	-	-

Net Cash Provided for Financing Activities	$-	$-

Net Increase (Decrease) in Cash	$(1,134)	$(1,665)

Cash Balance, Begin Period	4,408	3,331

Cash Balance, End Period	$3,274	$1,666

Supplemental Disclosures:
Cash Paid for interest	$-	$-
Cash Paid for income taxes	$-	$-
Stock Issued for Option to Purchase	-	-
Stock Issued for Repayment of Shareholder	-	-

The accompanying notes are integral part of consolidated financial statements.

BUSANDA EXPLORATIONS INC.
Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Organization
Busanda Explorations Inc. (“the Company”) was incorporated under the laws of the State of Nevada on March 3, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 8,155,000 common shares issued and outstanding as of March 31, 2002 and March 31, 2003. The company has a total of 1,000,000 authorized preferred shares with a par value of $.01 per share, there were no preferred shares issued and outstanding as of March 31, 2002 and March 31, 2003.

The consolidated financial statements for Busanda Explorations Inc. (the Company) included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company’s financial position and the results of its operations for the interim periods presented and are necessary to ensure that the financial statements of the company are not misleading.

The Company had entered into an agreement to purchase mineral property claims in the Laird Mining Division, British Columbia, Canada, but lost the claim due to lack of funding. The Company has been mostly inactive during 2002 and 2003 and has little or no operating revenues or expenses.

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

Federal Income Tax
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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

BUSANDA EXPLORATIONS INC.
Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies (con’t)

Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

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

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.” SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

BUSANDA EXPLORATIONS INC.
Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies (con’t)

Employers’ Disclosure about Pensions and Other Postretirement Benefits
Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

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

Fair Value of Financial Instruments
The Financial Accounting Standards Board (“FASB”) Statement No. 107. “Disclosure About Fair Value of Financial Instruments” is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company’s assets and liabilities approximate their fair values as of December 31, 2002 and March 31, 2003.

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

BUSANDA EXPLORATIONS INC.
Notes to Financial Statements

Note 3 – Other Income and Expenses – Option to Purchase Agreement
The Company entered into an Assignment of Option to Purchase Agreement on May 25, 1998, to acquire a 100% interest in mineral claims in Canada. The agreement was made with an unrelated third party, who holds the original Option to Purchase Agreement with the Seller. Under terms of the agreement, the Company has paid $50,000 in cash, and has issued 1,250,000 shares of its common stock. In addition, the terms of the agreement require the Company to make three more payments of $25,000, each due on or before December 31, 1999, 2000, and 2001.

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

Note 4 – Organization Costs
The Company has incurred legal, accounting, and other formation costs. These costs were capitalized in error and reported as an asset on the financial statements. The company had intended to amortize the cost over a five-year period after the Company began its operations.

AICPA Statement of Position (SOP) 98-5, Reporting on the Cost of Start-Up Activities requires costs of start-up activities and organization costs to be expensed as incurred. The company has restated its Retained Earnings to correct this accounting error and expense these costs in the year incurred. All such costs were incurred during 1999 and 2000.

Note 5 - Related Parties
At March 31, 2003 the Officer of the company had advanced $23,750 to the company as follows: during 2003 $3,750, during 2002 $7,500, during 2001 $4,500, during 2000 $1,500 and during 1999 $6,500. All advances were used to pay general operating expenses.

Note 6 - Going Concern
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern that raise substantial doubt about the Company’s ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs to the Company interest free.

BUSANDA EXPLORATIONS INC.
Notes to Financial Statements

Note 7 - Subsequent Events
The company issued 15,000 shares to Busanda’s lawyer who agreed to take shares for the work he performed. The issuance was completed pursuant to Section 4(2) of the Securities Act of 1933.

On June 30, 2003 the Company acquired 100% of the outstanding shares of Image Innovations Inc. The shareholders of Image Innovations exchanged all of their common shares of Image Innovations for 10,000,000 common shares of Busanda.

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

OVERVIEW

Image Innovations Holdings Inc., formerly Busanda Explorations Inc., (“We”, “Busanda” or the “Company”) completed the acquisition of all of the issued and outstanding shares of Image Innovations Inc. effective June 30, 2003. Image Innovations is a Delaware corporation incorporated on January 14, 2003. The acquisition was completed pursuant to offers made by us dated June 23, 2003 to all the shareholders of Image Innovations to purchase their shares in exchange for an aggregate of 10,000,000 shares of our common stock on the basis of 10,000 shares for each outstanding share of Image Innovations. It was a condition precedent of closing that all shareholders of Image Innovations accept our offer and that audited financial statements of Image Innovations had been delivered to us. We issued 10,000,000 shares of our common stock to the existing shareholders of Image Innovations in consideration of the transfer by the existing shareholders of all of their shares of Image Innovations to us. As a result of this transaction, Image Innovations is now a wholly owned subsidiary of Busanda.

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

We have been dependent upon H.E. Capital S.A., a related party in order to fund the business of Image Innovations to date. H.E. Capital agreed to advance up to $500,000 to Image Innovations in order to finance the start-up of our business operations pursuant to a loan agreement between H.E. Capital and Image Innovations dated January 14, 2003. H.E. Capital has advanced to Image Innovations a total of $351,840 as of June 30, 2003 and an amount of $351,840 was payable to H.E. Capital S.A. as of June 30, 2003. The loans bear interest at the rate of 9% per annum and are repayable upon demand. The loans are secured by a general security agreement granted by Image Innovations against all of its assets. There is no assurance that H.E. Capital S.A. will advance additional amounts in order to fund the business of Image Innovations in excess of the commitment to advance $500,000. We have no arrangement for the financing of the business of Image Innovations and there is no assurance that the required financing will be obtained.

We plan to pursue equity financings through private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operations for the next twelve months. We do not have any arrangements in place for equity financings and there is no assurance that any equity financing will be achieved. If an equity financing is achieved, then it is anticipate that existing shareholders will suffer dilution.

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

PART II--OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Offer Letter dated June 23, 2003 to the shareholders of Image Innovations Inc. to acquire all of the issued and outstanding shares of Image Innovations Inc., a Delaware corporation (2)

10.2	Loan Agreement dated January 14, 2003 between H.E. Capital SA and Image Innovations Inc. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB registration statement filed on December 6, 2002, as amended.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K filed on July 11, 2003.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to our Current Report on Form 8-K originally filed on July 11, 2003.

(4)	Filed as an Exhibit to this Amendment No. 1 to Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INNOVATIONS HOLDINGS INC.

Date:        SEPTEMBER 18, 2003

By:	/s/ Clifford Wilkins
CLIFFORD WILKINS
CHIEF EXECUTIVE OFFICER,
AND DIRECTOR