Form 10QSB/A
period 2003-06-30
IMAGE INNOVATIONS HOLDINGS INC
filed 2003-10-15
CIK 1063842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended JUNE 30, 2003

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ___________________ to ____________________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,170,000 Shares of $0.001 par value Common Stock outstanding as of
September 30, 2003 .

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☒

THIS AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-QSB HEREBY AMENDS ITEMS 1 AND 2 OF PART I AND ITEM 6 OF PART II OF THE QUARTERLY REPORT ON FORM 10-QSB FOR THE SIX MONTHS ENDED JUNE 30, 2003 FILED BY IMAGE INNOVATIONS HOLDINGS INC. (FORMERLY BUSANDA EXPLORATIONS INC.) WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 19, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

The consolidated financial statements for Image Innovations Holdings Inc. (formerly Busanda Explorations Inc.) included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Image’s financial position and the results of its operations for the interim periods presented. Because of the nature of Image’s business, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements for the period ended March 31, 2003 and notes thereto included in the Current Report on Form 8-K, as ammended, originally filed on July 11, 2003.

BUSANDA EXPLORATIONS INC.
Consolidated Balance Sheet
(Unaudited)

June 30
2003
ASSETS

Current Assets
Cash	$33,983
Prepaid Expenses	120,480
154,463

Office Equipment	4,481

$158,944

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities
Accounts Payable	$6,219
Stockholder Advances	23,750
Demand Loan HE Capital	351,840
381,809

Shareholders Deficiency
Common Stock	18,170
50,000,000 authorized shares, par value $
18,170,000 shares issued and outstanding
Preferred Stock
1,000,000 authorized preferred shares, par value $
Nil shares issued and outstanding
Accumulated Deficit	(241,035)
(222,865)

$158,944

The accompanying notes are integral part of the consolidated financial statements.

BUSANDA EXPLORATIONS INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30	June 30
	2003	2003

Revenues:
Revenues	$-	$-
	-	-

Expenses:
Legal & Professional Fees	750	1,821
Communications	3,514	6,893
Depreciation	151	154
Insurance	10,284	10,284
Office Rent & Utilities	6,680	7,080
Payroll	69,244	112,286
Product Development	11,567	15,345
Other Expenses	21,293	40,625
	123,483	194,488

Loss before Taxes	(123,483)	(194,488)

Provision for Income Taxes:
Income Tax	-	-

Net Income (Loss)	$(123,483)	$(194,488)

Basic and Diluted Earnings Per Common Share	$(0.01)	$(0.02)
Weighted Average number of Common Shares
used in per share calculations	8,318,100	8,236,550

The accompanying notes are integral part of consolidated financial statements.

BUSANDA EXPLORATIONS INC.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

			Paid-In
		$0.001	Capital	Accumulated	Shareholders'
	Shares	Par Value	(No par value)	Deficit	Equity

Issued by Image on incorporation -
January 14, 2003	1,000	$-	$1,000	$-	$1,000

Prior Image share capital, replaced
by Busanda share capital upon
consolidation under reverse
takeover accounting	(1,000)	-	-	-	-

Current Image share capital, replaced
by Busanda share capital upon
consolidation under reverse
takeover accounting	18,170,000	18,170	(1,000)	(17,170)	-

Net monetary liabilities of Busanda
acquired by Image	-	-	-	(29,377)	(29,377)

Net Income (Loss)	-	-	-	(194,488)	(194,488)

Balance, September 30, 2002	18,170,000	$18,170	$-	$(241,035)	$(222,865)

The accompanying notes are integral part of consolidated financial statements.

BUSANDA EXPLORATIONS INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30	June 30
	2003	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(123,483)	$(194,488)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
Depreciation	151	154
Increase (Decrease) in Working Capital	(115,762)	(134,511)
Total Adjustments	(115,611)	(134,357)
Net Cash Used in Operating Activities	(239,094)	(328,845)

Cash Flows from Investing Activities:
Office Equipment	(2,913)	(4,635)
Net Cash Used in Investing Activities	(2,913)	(4,635)

Cash Flows from Financing Activities:
Demand Loan HE Capital	247,921	351,840
Issuance of Stock for Cash	-	1,000
Cash Component of Net Liabilities
of Busanda Acquired	14,623	14,623
Net Cash Provided for Financing Activities	262,544	367,463
Net Increase (Decrease) in Cash	20,537	33,983

Cash Balance, Begin Period	13,446	-
Cash Balance, End Period	$33,983	$33,983

Supplemental Disclosures:
Cash Paid for interest	$-	$-
Cash Paid for income taxes	$-	$-

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

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of Image own in aggregate approximately 55% of the common shares of Busanda, and so are now the majority shareholders of Busanda. Also, as Busanda was an inactive company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by Image accompanied by a recapitalization (see note 3 Common Stock). The net monetary liabilities of Busanda acquired by Image have been charged to the accumulated deficit.

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

(b)

consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) prepared from the unaudited statements of operations, cash flows and changes in shareholders’ equity (deficit) of Image for the period from January 14, 2003 (date of incorporation of Image) to June 30, 2003 and for the three months ended June 30, 2003 . The results of operations, cash flows and changes in shareholders’ equity (deficit) of Busanda are included commencing June 30, 2003, the date of the Acquisition.

Image was incorporated on January 14, 2003. The consolidated statement of operations has been prepared for the period from this date to June 30, 2003. No comparative information has been provided as this is the first year of operations for Image.

2.

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

On February 11, 2003, Image entered into a retail license agreement with NHL Enterprises, L.P. to market Image’s products under the National Hockey League brand.

Image has submitted a proposal to National Football League Properties to obtain a license to market Image’s products under the NFL brand.

Development Stage Enterprise

The consolidated Busanda is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. Image is devoting all of its present efforts in securing and establishing a new business and its planned principal operations have not commenced, and accordingly no revenue has been derived during the organizational period.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Statement No. 107 “Disclosure About Fair Value of Financial Instruments” is a part of a continuing process by the FASB to improve information on

BUSANDA EXPLORATIONS INC. Notes to Consolidated Financial Statements As at June 30, 2003

consolidated financial statements. The carrying amounts reported in the balance sheets for The consolidated Busanda’s assets and liabilities approximate their fair values as of June 30, 2003.

3.

Common Stock

Busanda has authorized 50,000,000 common shares. At June 30, 2003, Busanda has issued 18,170,000 shares of common stock to various investors.

Busanda has authorized 1,000,000 preferred shares. At June 30, 2003 no preferred shares have been issued.

4.

Subsequent Events

Subsequent to June 30, 2003, Busanda has changed its name to Image Innovations Holdings Inc. There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these consolidated financial statements.

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

OPERATING RESULTS

Image Innovations incurred expenses totalling $123,483 during the three month period ended June 30, 2003 and $194,488 during the period from inception to June 30, 2003 . These expenses were associated with the start-up of the Image Innovations business. These expenses were financed by advances from H.E. Capital S.A., which advances totalled $351,840 as of June 30, 2003. During the three months ended June 30, 2003, Image Innovations made an advance royalty payment of $100,000 in respect of the NFLP standard retail license agreement. We anticipate that the operating expenses of Image Innovations will continue to increase as we carry out our plan of operations. These increased operating expenses will be incurred prior to Image Innovations realizing revenues. In view of these factors, Image Innovations will require financing in order to carry out its plan of operations.

LIQUIDITY AND FINANCIAL CONDITION

Image Innovations is in the startup phase of its operations. Image Innovations did not earn any revenues from January 14, 2003, the date of its incorporation, to June 30, 2003. Image Innovations has not earned any revenues to date. In addition, Image Innovations had a working capital deficit of $227,346 as of June 30, 2003. The ability of Image Innovations to generate revenues will depend on its ability to obtain financing to fund its plan of operations and its success in implementing its plan of operations. There is no assurance that we will be able to obtain the financing required to enable Image Innovations to carry out its plan of operations.

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

IMAGE INNOVATIONS HOLDINGS INC.

Date: OCTOBER 8, 2003

By:	/s/ Clifford Wilkins
CLIFFORD WILKINS CHIEF EXECUTIVE OFFICER, AND DIRECTOR

By:	/s/ Christopher Smith
CHRISTOPHER SMITH CHIEF FINANCIAL OFFICER, AND DIRECTOR