Form 10QSB
period 2003-09-30
IMAGE INNOVATIONS HOLDINGS INC
filed 2003-11-14
CIK 1063842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended SEPTEMBER 30, 2003

  ☐   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _____________ to _____________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,170,000 Shares of $0.001 par value Common Stock outstanding as of
November 10, 2003.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No   ☒

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL INFORMATION.

The consolidated financial statements for Image Innovations Inc. (Image) included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Image’s financial position and the results of its operations for the interim periods presented. Because of the nature of Image’s business, the results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2002

IMAGE INNOVATIONS HOLDINGS INC.
Consolidated Balance Sheet
(Unaudited)

September 30
2003
ASSETS

Current Assets
Cash	$284,033
Prepaid Expenses	158,750
442,783
Office Equipment	7,900

$450,683

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities
Accounts Payable	$7,508
Demand Loan HE Capital	822,384
829,892

Shareholders Deficiency

Common Stock	18,170
50,000,000 authorized shares, par value $
18,170,000 shares issued and outstanding

Preferred Stock
1,000,000 authorized preferred shares, par value $
Nil shares issued and outstanding
Accumulated Deficit	(397,379)
(379,209)
$450,683

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2003	2003

Revenues:
Revenues	$-	$-

Expenses:
Legal & Professional Fees	5,965	7,786
Communications	3,175	10,068
Depreciation	502	656
Insurance	-	10,284
Office Rent & Utilities	6,679	13,759
Payroll & Consulting fees	89,900	202,186
Product Development	22,985	38,330
Other Expenses	27,138	67,763
	156,344	350,832

Loss before Taxes	(156,344)	(350,832)

Provision for Income Taxes:
Income Tax	-	-

Net Income (Loss)	$(156,344)	$(350,832)

Basic and Diluted Earnings Per Common Share	$(0.01)	$(0.02)

Weighted Average number of Common Shares
used in per share calculations	18,170,000	18,170,000

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

			Paid-In
		$0.001	Capital	Accumulated	Shareholders'
	Shares	Par Value	(No par value)	Deficit	Equity

Issued by Image on incorporation -
January 14, 2003	1,000	$-	$1,000	$-	$1,000

Prior Image share capital, replaced
by Busanda share capital upon
consolidation under reverse
takeover accounting	(1,000)	-	-	-	-

Current Image share capital, replaced
by Busanda share capital upon
consolidation under reverse
takeover accounting	18,170,000	18,170	(1,000)	(17,170)	-

Net monetary liabilities of Busanda
acquired by Image	-	-	-	(29,377)	(29,377)

Net Income (Loss)	-	-	-	(350,832)	(350,832)

Balance, September 30, 2002	18,170,000	$18,170	$-	$(397,379)	$(379,209)

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2003	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(156,344)	$(350,832)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
Depreciation	502	656
Increase (Decrease) in Working Capital	(60,731)	(195,242)
Total Adjustments	(60,229)	(194,586)
Net Cash Used in Operating Activities	(216,573)	(545,418)

Cash Flows from Investing Activities:
Office Equipment	(3,921)	(8,556)
Net Cash Used in Investing Activities	(3,921)	(8,556)

Cash Flows from Financing Activities:
Demand Loan HE Capital	470,544	822,384
Issuance of Stock for Cash	-	1,000
Cash Component of Net Liabilities
of Busanda Acquired	-	14,623
Net Cash Provided for Financing Activities	470,544	838,007
Net Increase (Decrease) in Cash	250,050	284,033

Cash Balance, Begin Period	$33,983	-
Cash Balance, End Period	$284,033	$284,033

Supplemental Disclosures:
Cash Paid for interest	$-	$-
Cash Paid for income taxes	$-	$-

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
As at September 30, 2003

1.

Basis of preparation and presentation:

The accompanying consolidated financial statements have been prepared to reflect the legal acquisition on June 30, 2003 of Image Innovations Inc. (“Image”) by Image Innovations Holdings Inc. formerly Busanda Explorations Inc. (“Image Holdings”) (the “Acquisition”). The consolidated financial statements of Image Holdings give effect to the Acquisition under which the shareholders of Image Innovations exchanged all of their common shares of Image Innovations for common shares of Image Holdings.

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of Image own in aggregate approximately 55% of the common shares of Image Holdings, and so are now the majority shareholders of Image Holdings. Also, as Image Holdings was an inactive company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by Image accompanied by a recapitalization (see note 3 Common Stock). The net monetary liabilities of Image Holdings acquired by Image have been charged to the accumulated deficit.

As required under reverse takeover accounting, these financial statements have been issued under the name of Image Holdings and reflect the share capital structure of Image Holdings. However, they reflect the financial statements of Image and account for the Acquisition as an acquisition of Image Holdings by Image. The consolidated financial statements therefore include:

	(a)	a consolidated balance sheet prepared from the unaudited balance sheets of Image Holdings and Image as at September 30, 2003.

(b)

consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) prepared from the unaudited statements of operations, cash flows and changes in shareholders’ equity (deficit) of Image for the period from January 14, 2003 (date of incorporation of Image) to September 30, 2003 and for the three months ended September 30, 2003. The results of operations, cash flows and changes in shareholders’ equity (deficit) of Image Holdings are included commencing June 30, 2003, the date of the Acquisition.

Image was incorporated on January 14, 2003. The consolidated statement of operations has been prepared for the period from this date to September 30, 2003. No comparative information has been provided as this is the first year of operations for Image.

2.

Summary of Significant Accounting Policies:

Organization

Image Holdings was incorporated under the laws of the State of Nevada on March 3, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. Image Holdings has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 18,170,000 common shares issued and outstanding as of September 30, 2003. Image Holdings has a total of 1,000,000 authorized preferred shares with a par value of $.01 per share, there were no preferred shares issued and outstanding as of September 30, 2003.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
As at September 30, 2003

The consolidated financial statements for Image Holdings included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Image Holdings' financial position and the results of its operations for the interim periods presented and are necessary to ensure that the financial statements of the company are not misleading.

Prior to the Acquisition Image Holdings then Busanda Explorations Inc., had entered into an agreement to purchase mineral property claims in the Laird Mining Division, British Columbia, Canada, but lost the claim due to lack of funding. Image Holdings had no other business. Image Holdings was therefore an inactive company with nominal net non-monetary assets, the shares of which were and continue to be publicly traded on the OTC Bulletin Board.

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

Image has entered into a license agreement with NHL Enterprises, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery related products. The license is a non-exclusive license for the United States. The license is for a term expiring December 31, 2004.

Image has also entered into a letter of intent with NFL Properties LLC for the grant of a license to use the National Football League mark and other related marks in connection with batteries, flashlights with batteries, e-badge with batteries, radios with batteries, and universal remote controls with batteries. The license will be limited to the United States. The license will be for a term expiring March 31, 2004 and is subject to the execution of a definitive license agreement with NFL Properties LLC.

Image has also entered into a license agreement with Riddell Sports Group. Riddell is the official supplier of Football helmets to the NFL and supplies helmets to most football teams of the NCAA and the CFL. Under the terms of the agreement Image Innovations Inc. will manufacture and distribute a pocket size AM/FM radio with ear jacks, replicating Riddell-style football helmet. The initial term of the agreement is for one year with renewal terms up to the year 2005 if certain conditions are fulfilled.

Image plans to pursue negotiations with further sports leagues and sports teams to obtain additional license rights.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
As at September 30, 2003

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Statement No. 107 “Disclosure About Fair Value of Financial Instruments” is a part of a continuing process by the FASB to improve information on consolidated financial statements. The carrying amounts reported in the balance sheets for The consolidated Image Holdings’ assets and liabilities approximate their fair values as of September 30, 2003.

3.

Common Stock

Image Holdings has authorized 50,000,000 common shares. At September 30, 2003, Image Holdings has issued 18,170,000 shares of common stock to various investors.

Image Holdings has authorized 1,000,000 preferred shares. At September 30, 2003 no preferred shares have been issued.

4.

Demand Loan HE Capital

We have been dependent upon H.E. Capital S.A., a related party in order to fund the business of Image to date. H.E. Capital has agreed to advance funds to Image in order to finance the start-up of our business operations pursuant to a loan agreement between H.E. Capital and Image. H.E. Capital has advanced to Image a total of $822,384 as of September 30, 2003. The loans are secured by a general security agreement granted by Image against all of its assets. There is no assurance that H.E. Capital will advance additional amounts in order to fund the business of Image.

5.	Subsequent Events There were no material subsequent events that have occurred since the balance sheet date that warrants disclosure in these consolidated financial statements.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Image Innovations Holdings' capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, business development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Image Innovations Holdings files with the SEC, including Image Innovations Holdings’ Annual Report on Form 10-KSB for the year ended December 31, 2002. These factors may cause Image Innovations Holdings' actual results to differ materially from any forward-looking statement. Image Innovations Holdings disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Image Innovations Holdings Inc., formerly Busanda Explorations Inc., (“We”, “Image Innovations Holdings” or the “Company”) completed the acquisition of all of the issued and outstanding shares of Image Innovations Inc. (“Image Innovations”) effective June 30, 2003. Image Innovations is a Delaware corporation incorporated on January 14, 2003. The acquisition was completed pursuant to offers made by us dated June 23, 2003 to all the shareholders of Image Innovations to purchase their shares in exchange for an aggregate of 10,000,000 shares of our common stock on the basis of 10,000 shares for each outstanding share of Image Innovations. It was a condition precedent of closing that all shareholders of Image Innovations accept our offer and that audited financial statements of Image Innovations had been delivered to us. We issued 10,000,000 shares of our common stock to the existing shareholders of Image Innovations in consideration of the transfer by the existing shareholders of all of their shares of Image Innovations to us. As a result of this transaction, Image Innovations is now a wholly owned subsidiary of Image Innovations Holdings.

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

The principal components of the business strategy of Image Innovations are as follows:

1.	To identify a range of consumer products that can be manufactured and resold for high mark-ups with the product endorsement of recognized sports teams and leagues;

2.	To enter into licensing agreements to obtain product endorsement rights for the targeted products from recognized sports teams and leagues;

3.	To enter into manufacturing arrangements for the manufacture of the targeted products with the licensed product endorsements;

4.	To arrange for sale of the targeted products through established distribution channels; and

5.	To market the targeted products to consumers.

Each of the components of our business strategy for the business of Image Innovations, our operating subsidiary, is discussed below as follows:

1.

Targeting of Products

Image Innovations plans to target relatively low cost, but desirable or essential consumer products. Image Innovations has selected alkaline batteries as its initial targeted product. Image Innovations believe that alkaline batteries and alkaline battery products satisfy our criteria of being relatively low cost products that are capable of high markup and that are either desirable or essential products used by consumers. Alkaline batteries and battery products offer a range of opportunities for branding and product endorsement. Examples of battery products include desk clocks, travel clocks, flashlights, radios, calculators, touch-lights, personal alcohol breath testers and educational items.

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

We entered into a license agreement with RHC Licensing Corporation in July 2003 whereby we acquired a license to manufacture a pocket-size AM/FM Helmet Radio that replicates a Riddell style football helmet. The license agreement is for a one year term for the United States and Canada and requires us to pay a royalty based on net sales. We have the right to renew the agreement for additional one year terms upon our achieving performance milestones stipulated in the agreement. We paid a non-refundable royalty payment of $20,000 upon execution of the license agreement.

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

1.
We anticipate that we will require approximately $1,500,000 over the next twelve months in connection with the acquisition of products for resale pursuant to our license arrangements. This amount includes amounts to be paid for letters of credit to fund purchases of product from manufacturers. These costs will include manufacturing costs, freight, duties, insurance and import and customs expenses. The amount that we spend on product acquisition expenses will be dependent both on the amount of financing that we are able to achieve and upon our success in establishing sales of products bearing the brand names we have licensed. We anticipate spending approximately $50,000 to develop new products under license arrangements for marketing to customers. An example of a new product that we are currently developing is a “Ridell” styled football helmet incorporating an AM/FM radio pursuant to our license agreement with RHC Licensing Corporation. We also anticipate spending approximately $50,000 to attend trade shows to display and market our products to potential customers, including retailers.

2.
We anticipate that we will require approximately $1,000,000 to fund our operating expenses over the next twelve month period. We anticipate that this amount will also vary based on the amount of financing that we are able to achieve and based on the success of our sales efforts. If we achieve less than the necessary financing or if our sales are less than projected, then we will scale back our operating expenses accordingly. We anticipate hiring approximately 5 additional employees in order to pursue our plan of operations.

3.
We require approximately $320,000 in order to repay a portion of the demand loans advanced by H.E. Capital S.A. These loans have been used to fund our initial operating expenses and our obligations under our license arrangements. Mr. Clifford Wilkins, our chief executive officer and a director, is a director of H.E. Capital S.A. Mr. Christopher Smith, our chief financial officer and a director, is also a director of H.E. Capital S.A.

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

PRESENTATION OF FINANCIAL INFORMATION

We completed the acquisition of Image Innovations effective June 30, 2003. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which resulted in Image Innovations acquiring Image Innovations Holdings for accounting purposes. Accordingly, Image Innovations is treated as the acquirer for accounting purposes, even though Image Innovations Holdings is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of Image Innovations, but the type of share capital and number of issued and outstanding shares continue to reflect those of Image Innovations Holdings.

OPERATING RESULTS

We incurred expenses totalling $156,344 during the three month period ended September 30, 2003 and $350,832 during the nine month period ended September 30, 2003. These expenses were associated with the start-up of the Image Innovations business. These expenses were financed by advances from H.E. Capital S.A., which advances totalled $822,384 as of September 30, 2003. We anticipate that the operating expenses of Image Innovations will continue to increase as we carry out our plan of operations. These increased operating expenses will be incurred prior to Image Innovations realizing revenues. In view of these factors, we will require financing in order to carry out our plan of operations.

LIQUIDITY AND FINANCIAL CONDITION

We are in the start-up phase of our operations. We did not earn any revenues from January 14, 2003, the date of the incorporation of Image Innovations, to September 30, 2003. We have not earned any revenues to date. In addition, we had a working capital deficit of $388,109 as of September 30, 2003. Our ability to generate revenues will depend on our ability to obtain financing to fund our plan of operations and our success in implementing our plan of operations. There is no assurance that we will be able to obtain the financing required to enable us to carry out our plan of operations.

We have been dependent upon H.E. Capital S.A., a related party, in order to fund the business of Image Innovations to date. H.E. Capital originally agreed to advance up to $500,000 to Image Innovations in order to finance the start-up of our business operations pursuant to a loan agreement between H.E. Capital and Image Innovations dated January 14, 2003. We entered into an amendment to the loan agreement with H.E. Capital on November 5, 2003 whereby H.E. Capital agreed to advance up to $1,000,000 under the terms of the loan agreement. H.E. Capital has advanced to Image Innovations a total of $822,384 as of September 30, 2003 and an amount of $822,384 was payable to H.E. Capital S.A. as of September 30, 2003. The loans bear interest at the rate of 9% per annum and are repayable upon demand. The loans are secured by a general security agreement granted by Image Innovations against all of its assets. There is no assurance that H.E. Capital S.A. will advance additional amounts in order to fund the business of Image Innovations in excess of its current commitment to advance $1,000,000. We have no arrangement for the financing of the business of Image Innovations and there is no assurance that the required financing will be obtained.

H.E. Capital S.A. is a party that is related to us. H.E. Capital is a financial brokerage institution, both domestically and internationally. Mr. Christopher Smith, our chief financial officer and a director, and Mr. Clifford Wilkins, the chairman of our board of directors, are directors of H.E. Capital. Mr. Wilkins indirectly has a 50% shareholding in H.E. Capital. Mr. Smith is not a shareholder of H.E. Capital, but is the chief financial officer of H.E. Capital.

We plan to pursue equity financings through private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operations for the next twelve months. We do not have any arrangements in place for equity financings and there is no assurance that any equity financing will be achieved. If an equity financing is achieved, then it is anticipated that existing shareholders will suffer dilution.

Our plan of operations for the business of Image Innovations will require that we obtain additional financing in order that it can complete purchases of targeted products from manufacturers. Manufacturers of the targeted products will require that Image Innovations have in place letters of credit in favour of manufacturers prior to the start of manufacturing. The posting of letters of credit is a standard arrangement for international manufacturing orders and is a mechanism that provides manufacturers with assurance that they will be paid for the products they manufacture. Letters of credit will only be issued by financial institutions against a deposit of either cash or against collateral of an amount sufficient to enable the financial institution to post a letter of credit. Although Image Innovations plans to only order product from manufacturers when it is in possession of firm purchase orders, manufacturers will require that letters of credit are in place at the time of ordering. Due to our current working capital deficit, we will require additional financing before we are able to post letters of credit and start the manufacturing process.

We anticipate that there will be a period of four months between the time that product is ordered from a manufacturer until the time payment is received from customers. This four month period includes two months for production, one month for shipping and delivery and a final ten to thirty days to receive payment from customers. Due to this time lag between posting of a letter of credit and ultimate realization of revenues, the amount of revenues that we will be able to achieve will be dependent on the amount of upfront financing that we are able to obtain. If we are not able to obtain financing, then we will not be able to order products from manufacturers with the result that we may not be able to achieve revenues.

ITEM 3.           CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Alain Kardos and Chief Financial Officer, Mr. Christopher Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any sales of our common stock without registration pursuant to the Securities Act of 1933 (the “1933 Act”) during our fiscal quarter ended September 30, 2003.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2003, we filed a proxy statement with the Securities and Exchange Commission in connection with the solicitation of the consent of our shareholders to the change of our corporate name to “Image Innovations Holdings Inc.” Shareholders holding in excess of 67.8% of our common stock approved the change our corporate name to “Image Innovations Holdings Inc.” to reflect our acquisition of the majority interest in Image Innovations Inc. We have filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State in order to give effect to the changes to our name and our authorized capital. A copy of the filed certificate of amendment to articles of incorporation is attached to this Quarterly Report on Form 10-QSB as an exhibit.

ITEM 5.           OTHER INFORMATION.

On November 5, 2003, Mr. Alain Kardos, our president, was appointed as our chief executive officer in place of Mr. Clifford J. Wilkins who resigned as of that date. Mr. Wilkins continues to act as one of our directors and has been appointed as the chairman of our board of directors. In addition, Mr. Jeffrey Berman has been appointed to our board of directors. Our board of directors now consists of Mr. Kardos, Mr. Wilkins, Mr. Berman and Mr. Christopher Smith, our chief financial officer.

Mr. Berman has extensive experience in the packaged goods industry as well as in marketing and media consulting. He has in excess of 18 years experience in senior marketing and sales positions, most of it gained while working for companies such as Colgate Palmolive and other Fortune 100 companies. His expertise in advertising and strategic planning was obtained through working with some of world’s leading advertising agencies, which included: Ogilvy & Mather, McCann Erickson and Young and Rubicam. Within these agencies, Mr. Berman has worked on some of the most widely recognized international brands.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment to Articles of Incorporation (4)

10.1	Offer Letter dated June 23, 2003 to the shareholders of Image Innovations Inc. to acquire all of the issued and outstanding shares of Image Innovations Inc., a Delaware corporation (2)

10.2	Loan Agreement dated January 14, 2003 between H.E. Capital SA and Image Innovations Inc. (3)

10.3	Amendment to Loan Agreement dated November 5, 2003 between H.E. Capital SA and Image Innovations Inc. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-S Bregistration statement filed on December 6, 2002, as amended.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K filed on July 11, 2003.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to our Current Report on Form 8-K originally filed on July 11, 2003.
(4)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

During our fiscal quarter ended September 30, 2003, we filed a Current Report on Form 8-K on July 11, 2003 to disclose our acquisition of Image Innovations. This Current Report on Form 8-K was amended on July 21, 2003 to disclose the changes to our board of directors and officers in connection with our acquisition of Image Innovations. This Current Report on Form 8-K was further amended on September 23, 2003. We have not filed any Current Reports on Form 8-K since September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INNOVATIONS HOLDINGS INC.

Date: NOVEMBER 12, 2003

By:     /s/ Alain Kardos
          ALAIN KARDOS
          Chief Executive Officer
          and Director