Form 10QSB/A
period 2003-09-30
IMAGE INNOVATIONS HOLDINGS INC
filed 2003-11-21
CIK 1063842

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

THIS AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-QSB HEREBY AMENDS ITEM 5 OF PART II OF THE QUARTERLY REPORT ON FORM 10-QSB FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 FILED BY IMAGE INNOVATIONS HOLDINGS INC. WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 13, 2003 TO STATE THAT JEFFREY BERMAN HAS BEEN APPOINTED AS A DIRECTOR OF IMAGE INNOVATIONS INC., THE WHOLLY OWNED SUBSIDIARY OF IMAGE INNOVATIONS HOLDINGS INC., AND NOT AS A DIRECTOR OF IMAGE INNOVATIONS HOLDINGS INC., AS PREVIOUSLY REPORTED.

PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On November 5, 2003, Mr. Alain Kardos, our president, was appointed as our chief executive officer in place of Mr. Clifford J. Wilkins who resigned as of that date. Mr. Wilkins continues to act as one of our directors and has been appointed as the chairman of our board of directors.

In addition, Mr. Jeffrey Berman has been appointed to the board of directors of Image Innovations Inc., our wholly owned operating subsidiary. The board of directors of Image Innovations Inc. now consists of Mr. Kardos, Mr. Wilkins, Mr. Berman and Mr. Christopher Smith. Mr. Berman has extensive experience in the packaged goods industry as well as in marketing and media consulting. He has in excess of 18 years experience in senior marketing and sales positions, most of it gained while working for companies such as Colgate Palmolive and other Fortune 100 companies. His expertise in advertising and strategic planning was obtained through working with some of world’s leading advertising agencies, which included: Ogilvy & Mather, McCann Erickson and Young and Rubicam. Within these agencies, Mr. Berman has worked on some of the most widely recognized international brands.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed as an Exhibit to this Amendment No. 1 to Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INNOVATIONS HOLDINGS INC.

Date: NOVEMBER 19, 2003

By:     /s/ Alain Kardos
          ALAIN KARDOS
          Chief Executive Officer
          and Director