Form 10QSB/A
period 2003-06-30
IMAGE INNOVATIONS HOLDINGS INC
filed 2004-03-02
CIK 1063842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended JUNE 30, 2003

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,170,000 Shares of $0.001 par value Common Stock outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

THIS AMENDMENT NO. 2 TO QUARTERLY REPORT ON FORM 10-QSB HEREBY AMENDS ITEM 1 OF PART I OF THE QUARTERLY REPORT ON FORM 10-QSB FOR THE SIX MONTHS ENDED JUNE 30, 2003 FILED BY IMAGE INNOVATIONS HOLDINGS INC. (FORMERLY BUSANDA EXPLORATIONS INC.) WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 19, 2003, AS AMENDED OCTOBER 15, 2003, TO INCLUDE REVISED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

BUSANDA EXPLORATIONS INC.
Consolidated Balance Sheet
(Unaudited)

June 30
2003
ASSETS

Current Assets
Cash	$33,983
Prepaid Expenses	120,480
154,463

Office Equipment	4,481

$158,944

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities
Accounts Payable	$19,219
Stockholder Advances	23,750
Demand Loan HE Capital	351,840
384,809

Shareholders Deficiency
Common Stock	18,170
50,000,000 authorized shares, par value $
18,170,000 shares issued and outstanding

Additional Paid in Capital (Defecit)	(39,547)

Preferred Stock
1,000,000 authorized preferred shares, par value $
Nil shares issued and outstanding
Accumulated Deficit	(214,488)
(235,865)

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

BUSANDA EXPLORATIONS INC.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

		$0.001	Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid-In Capital	Deficit	Equity

Issued by Image on incorporation -
January 14, 2003	1,000	$-	$1,000	$-	$1,000

Prior Image share capital, replaced
by Busanda share capital upon
consolidation under reverse
takeover accounting	(1,000)	-	-	-	-

Current Image share capital, replaced
by Busanda share capital upon
consolidation under reverse
takeover accounting	18,170,000	18,170	(1,000)	(17,170)	-

Net monetary liabilities of Busanda
acquired by Image	-	-	-	(22,377)	(22,377)

Transferred to Accumulated Paid In
Capital			(39,547)	(39,547)

Adjustment to Retained Deficit to
recognize costs related to the
transaction				(20,000)	(20,000)

Net Income (Loss)	-	-	-	(194,488)	(194,488)

Balance, June 30, 2003	18,170,000	$18,170	$(39,547)	$(214,488)	$(235,865)

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

(b)

consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) prepared from the unaudited statements of operations, cash flows and changes in shareholders’ equity (deficit) of Image for the period from January 14, 2003 (date of incorporation of Image) to June 30, 2003 and for the three months ended June 30, 2003. The results of operations, cash flows and changes in shareholders’ equity (deficit) of Busanda are included commencing June 30, 2003, the date of the Acquisition.

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

Development Stage Enterprise

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company had no revenues, and has accumulated operating losses since its inception. The continuation of the Company is dependent upon achieving a profitable level of operations as well as maintaining existing long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its net working capital as at June 30, 2003 to complete the development of the Company’s business plan. It plans to continue the design, installation and operation of promotional licensing and branding and marketing efforts to commence the operation of its newly chosen line of business and to secure further long-term financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

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

4.

Restatement

Subsequent to the issuance of the Company's June 30, 2003 financial statements, management determined that it should restate its June 30, 2003 financial statements and related disclosures. This reinstatement is being made to reflect the basis of presentation as described in Note 1 and to properly record the reverse takeover accounting as described in Note 1.

A summary of the significant effects of the restatement is as follows:

	As Previously	As
	Reported	Restated
Prepaid Expenses	129,397	120,480
Goodwill	29,397	0
Additional Paid In Capital	62,145	39,547
Accumulated Defecit	264,886	214,865

5.

Subsequent Events

Subsequent to June 30, 2003, Busanda has changed its name to Image Innovations Holdings Inc. There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these consolidated financial statements.

PART II--OTHER INFORMATION

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed as an Exhibit to this Amendment No. 2 to Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INNOVATIONS HOLDINGS INC.

Date:	FEBRUARY 19, 2004

By:	/s/ Alain Kardos
ALAIN KARDOS
PRESIDENT,
CHIEF EXECUTIVE OFFICER
AND DIRECTOR

By:	/s/ Christopher Smith
CHRISTOPHER SMITH
CHIEF FINANCIAL OFFICER,
AND DIRECTOR