Form 10QSB/A
period 2003-09-30
IMAGE INNOVATIONS HOLDINGS INC
filed 2004-03-02
CIK 1063842

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

THIS AMENDMENT NO. 2 TO QUARTERLY REPORT ON FORM 10-QSB HEREBY AMENDS ITEM 1 OF PART I OF THE QUARTERLY REPORT ON FORM 10-QSB FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 ORIGINALLY FILED BY IMAGE INNOVATIONS HOLDINGS INC. (FORMERLY BUSANDA EXPLORATIONS INC.) WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2003, AS AMENDED ON NOVEMBER 21, 2003, TO INCLUDE REVISED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

2

IMAGE INNOVATIONS HOLDINGS INC.
Consolidated Balance Sheet
(Unaudited)

September 30
2003
ASSETS

Current Assets
Cash	$284,033
Prepaid Expenses	158,750
442,783
Office Equipment	7,900

$450,683

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities
Accounts Payable	$14,701
Demand Loan HE Capital	822,384
837,085

Shareholders Deficiency

Common Stock	18,170
50,000,000 authorized shares, par value $
18,170,000 shares issued and outstanding

Additional Paid In Capital	$(39,547)

Preferred Stock
1,000,000 authorized preferred shares, par value $
Nil shares issued and outstanding
Accumulated Deficit	(365,025)
(386,402)
$450,683

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2003	2003

Revenues:
Revenues	$-	$-

Expenses:
Legal & Professional Fees	1,260	2,786
Communications	3,175	10,068
Depreciation	502	656
Insurance	-	10,284
Office Rent & Utilities	6,679	13,759
Payroll & Consulting fees	89,900	202,186
Product Development	22,985	38,330
Other Expenses	26,036	66,956
	150,537	345,025

Loss before Taxes	(150,537)	(345,025)

Provision for Income Taxes:
Income Tax	-	-

Net Income (Loss)	$(150,537)	$(345,025)

Basic and Diluted Earnings Per Common Share	$(0.01)	$(0.02)

Weighted Average number of Common Shares
used in per share calculations	18,170,000	18,170,000

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

			Paid-In
		$0.001	Capital	Accumulated	Shareholders'
	Shares	Par Value	(No par value)	Deficit	Equity

Issued by Image on incorporation -
January 14, 2003	1,000	$-	$1,000	$-	$1,000

Prior Image share capital, replaced
by Busanda share capital upon
consolidation under reverse
takeover accounting	(1,000)	-	-	-	-

Current Image share capital, replaced
by Busanda share capital upon
consolidation under reverse
takeover accounting	18,170,000	18,170	(1,000)	(17,170)	-

Net monetary liabilities of Busanda
acquired by Image	-	-	-	(22,377)	(22,377)

Transferred to Accumulated Paid In
Capital			(39,547)	39,547

Adjustment to Retained Deficit to
recognize costs related to the
transaction				(20,000)	(20,000)

Net Income (Loss)	-	-	-	(345,025)	(345,025)

Balance, September 30, 2003	18,170,000	$18,170	$(39,547)	$(365,025)	$(386,402)

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2003	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(150,537)	$(345,025)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
Depreciation	502	656
Increase (Decrease) in Working Capital	(66,538)	(201,049)
Total Adjustments	(66,036)	(200,393)
Net Cash Used in Operating Activities	(216,573)	(545,418)

Cash Flows from Investing Activities:
Office Equipment	(3,921)	(8,556)
Net Cash Used in Investing Activities	(3,921)	(8,556)

Cash Flows from Financing Activities:
Demand Loan HE Capital	470,544	822,384
Issuance of Stock for Cash	-	1,000
Cash Component of Net Liabilities
of Busanda Acquired	-	14,623
Net Cash Provided for Financing Activities	470,544	838,007
Net Increase (Decrease) in Cash	250,050	284,033

Cash Balance, Begin Period	$33,983	-
Cash Balance, End Period	$284,033	$284,033

Supplemental Disclosures:
Cash Paid for interest	$-	$-
Cash Paid for income taxes	$-	$-

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

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
As at September 30, 2003

Development Stage Enterprise

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company had no revenues, and has accumulated operating losses since its inception. The continuation of the Company is dependent upon achieving a profitable level of operations as well as maintaining existing long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its net working capital as at September 30, 2003 to complete the development of the Company’s business plan. It plans to continue the design, installation and operation of promotional licensing and branding and marketing efforts to commence the operation of its newly chosen line of business and to secure further long-term financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

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

5.

Restatement

Subsequent to the issuance of the Company's September 30, 2003 financial statements, management determined that it should restate its September 30, 2003 financial statements and related disclosures. This reinstatement is being made to reflect the basis of presentation as described in Note 1 and to properly record the reverse takeover accounting as described in Note 1.

A summary of the significant effects of the restatement is as follows:

	As Previously	As
	Reported	Restated
Accounts Payable	7,508	19,219
Additional Paid In Capital	0	(39,547)
Accumulated Deficit	(397,379)	(365,025)

6.	Subsequent Events There were no material subsequent events that have occurred since the balance sheet date that warrants disclosure in these consolidated financial statements.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed as an Exhibit to this Amendment No. 2 to Quarterly Report on Form 10-QSB.

3

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

4