Form 10KSB
period 2003-12-31
IMAGE INNOVATIONS HOLDINGS INC
filed 2004-04-14
CIK 1063842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended DECEMBER 31, 2003

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 0-50119

IMAGE INNOVATIONS HOLDINGS INC.
(Name of small business issuer in its charter)

NEVADA	91-1898414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

SUITE 615, 100 PARK ROYAL
West Vancouver, British Columbia	V7T 1A2
(Address of principal executive offices)	(Zip Code)

(604) 925-5283
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year $101,743

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $76,204,000 as of March 31, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 24,020,000 Shares of Common Stock, as of March 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

IMAGE INNOVATIONS HOLDINGS INC.
FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Image Innovations Holdings’ capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Image Innovations files with the SEC. These factors may cause Image Innovations Holdings’ actual results to differ materially from any forward-looking statement. Image Innovations disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Image Innovations Holdings Inc., formerly Busanda Explorations Inc., (“We”, “Image Innovations Holdings” or the “Company”) completed the acquisition of all of the issued and outstanding shares of Image Innovations Inc. (“Image Innovations”) effective June 30, 2003. Image Innovations was incorporated to engage in the business of promotional licensing and branding with the objective of adding value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/ or other recognized trademarks. We have been involved in developing the business of Image Innovations since June 30, 2003.

CORPORATE ORGANIZATION

We were incorporated as Busanda Explorations Inc. in the State of Nevada on March 3, 1998. Our corporate name was changed to “Image Innovations Holdings Inc.” on July 25, 2003.

We were originally organized to engage in the exploration and development of mining claims and properties in British Columbia, Canada. We operated from March 3, 1998, our date of inception, through approximately August 31, 1999, when we ceased all operations due to lack of working capital. We were unable to raise the monies necessary to fund a required $100,000 Cdn. work program on the mining properties we had acquired and lost all right, title and interest in and to the mining claims.

Image Innovations Inc. is a Delaware corporation incorporated on January 14, 2003. We acquired Image Innovations effective June 30, 2003.

Image Innovations Sports & Entertainment Inc. (“Image Sports”) is a Delaware corporation incorporated on January 16, 2004.

ACQUISITION OF IMAGE INNOVATIONS

We completed the acquisition of all of the issued and outstanding shares of Image Innovations effective June 30, 2003 pursuant to offers made by us dated June 23, 2003 to all the shareholders of Image Innovations to purchase their shares in exchange for an aggregate of 10,000,000 shares of our common stock on the basis of 10,000 shares for each outstanding share of Image Innovations. It was a condition precedent of closing that all shareholders of Image Innovations accept our offer and that audited financial statements of Image Innovations had been delivered to us. We issued 10,000,000 shares of our common stock to the existing shareholders of Image Innovations in consideration of the transfer by the existing shareholders of all of their shares of Image Innovations to us. As a result of this transaction, Image Innovations is now a wholly owned subsidiary of Image Innovations Holdings.

THE BUSINESS OF IMAGE INNOVATIONS

Image Innovations was incorporated to engage in the business of promotional licensing and branding with the objective of adding value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/ or other recognized trademarks. Image Innovations has entered into retail license agreements with NHL Enterprises, L.P. to market a limited range of products under the National Hockey League brand, the National Football League Properties to market a limited range of products under the NFL brand, RHC licensing Corporation to market pocket size Riddell replica AM/FM radios and American Broadcasting Companies, Inc. to market specific fiber optic apparel products under the ABC Sports brand.

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

Each of the components of our business strategy for the business of Image Innovations is discussed below as follows:

1.

Targeting of Products

Image Innovations has targeted relatively low cost, but desirable or essential consumer products for branding and sales to consumers. The consumer products identified are targeted as being unique in the market, are aimed at a large customer base and are intended to appear to potential consumers interested in purchasing products endorsed with their favorite sports team or celebrity.

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

Image Innovations is also pursuing the development of private label products. During 2003, Image Innovations developed a private label brand of batteries for a third party who marketed the batteries with their battery powered products.

Our objectives for the product lines of Image Innovations include the following, each of which is subject to our ability to achieve additional financing:

	(i)	We plan to expand the product line to include higher end products;

	(ii)	We plan to enter into new product categories; and
	(iii)	We plan to expand our current product line into new markets with the addition of new licensors.

Image Innovations has a team of in-house graphic designers and marketing personnel that work to developing branding materials for implementation. This work includes developing consumer-appealing package designs and concepts. This work is targeted at developing products that are perceived to be of high quality, attractive and to offer excellent value. Packaging designs are created with the objective of conveying the value and quality of the product inside.

2.

Licensing Agreements

Image Innovations has entered into a license agreement with NHL Enterprises, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery powered electronic products. The license is a non-exclusive license for the United States. The license is for a term expiring December 31, 2004. Image Innovations has agreed to pay to NHL Enterprises, LP a royalty of 10% of net sales. In addition, Image Innovations will pay guaranteed annual minimum payments of $60,000 US, including an upfront fee of $15,000 US that has been paid by Image Innovations.

Image Innovations has entered into a license agreement dated effective April 1, 2004 with NHL Enterprises Canada, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with radios, flashlights, fiber-optic animated sports frames, light chasers and flashing cell phone holders. The license is a non-exclusive license for Canada. The license is for a term expiring December 31, 2005. Image Innovations has agreed to pay to NHL Enterprises Canada, LP a royalty of 10% of net sales. In addition, Image Innovations will pay guaranteed annual minimum payments of $75,000 CDN (equal to approximately $56,400) including an upfront fee of $25,000 CDN (equal to approximately $18,800) that has been paid by Image Innovations

Image Innovations has also entered into a letter of intent with NFL Properties LLC for the grant of a license to use the National Football League mark and other related marks in connection with batteries, flashlights with batteries, e-badge with batteries, radios with batteries, universal remote controls with batteries, light chaser and LED pins. The arrangement required an advance royalty payment of $100,000 US, which has been paid by Image Innovations. Image Innovations is required to pay a royalty of 11% of net sales. The license will be limited to the United States. The original term of the license was to expire on March 31, 2004 but has been extended for an additional term expiring March 31, 2005 royalty payments have been increased to 12%. Image Innovations is required to make an advance royalty payment of $50,000 and overall minimum royalty payments of $100,000 for the annual term ended March 31, 2005. The license agreement remains subject to the execution of a definitive license agreement with NFL Properties LLC. The renewal agreement was entered into effective March 12, 2004

We entered into a license agreement with RHC Licensing Corporation in July 2003 whereby we acquired a license to manufacture a pocket-size AM/FM Helmet Radio that replicates a Riddell style football helmet. The license agreement is for a one-year term for the United States and Canada and requires us to pay a royalty based on net sales. We have the right to renew the agreement for additional one-year terms upon our achieving the performance milestones stipulated in the agreement. We paid a non-refundable royalty payment of $20,000 upon execution of the license agreement.

Image Innovations entered into a license agreement with ABC Sports. The license is for the development and marketing of officially licensed fiber optic apparel products in the United States and Canada for Monday Night Football, ABC Sports, ABC Wide World of Sports and ABC’s Bowl Championship Series. The license agreement is for a two-year term for the United States and Canada and requires us to pay a royalty based on net sales. We have the right to renew the agreement for additional two one-year terms upon our achieving the performance milestones stipulated in the agreement. We paid a non-refundable royalty payment of $15,000 upon execution of the license agreement.

We plan to pursue negotiations with further sports leagues and sports teams to obtain additional license rights.

3.

Manufacturing Arrangements

Image Innovations will not manufacture any of its targeted products. Image Innovations has out-sourced manufacturing to third party manufacturers located primarily in the Far East. This determination to out-source manufacturing is based on our belief that manufacturing in the Far East will offer the best price competitiveness and also the most advanced technology for batteries and battery related products. Image Innovations has established relationships with major suppliers in Asia who are believed by Image Innovations to be capable of delivering innovative products with the brand recognition colors and symbols of the licensed properties. During 2003, Image Innovations worked with its manufacturers to develop products with the licensed brand names. This process involved generating sample products and obtaining approval of the sample products from the licensors of the brand names. Image Innovations has completed this initial phase of the manufacturing process and is currently obtaining inventory for distribution to its distribution network.

Image Innovations plans to continue to establish these relationships through attendance at major international trade shows and through a program of personal visits to the Far East. Image Innovations plans to work with its major suppliers in order to keep abreast of new product lines as they become available in order that its targeted products remain in demand.

Once manufacturing relationships are established, Image Innovations goes through a six step process designed to establish quality control and compliance with our license agreements. This process includes the following steps:

(i)	Manufacturer Inspection and References – We personally inspect all factories and review their manufacturing and quality control standards;
(ii)	Prototype and User Testing – We require the manufacturer to first submit a prototype to us for examination and user testing;
(iii)
Initial Production Run – We request the manufacturer produce an initial production run of the product under typical manufacturing conditions. We sample approximately 30% of the products produced and inspect them for color, finish, material used, function, packaging, qualityof finish and overall presentation.

(iv)	Full Production – We continue inspections during the manufacturing process to ensure a minimal defective rate;
(v)	Product Delivery – We test shipments of our products to determine whether any products become damaged or defective during transit and shipment to customers.
(vi)	In-Market Testing – We systematically and continuously test the products for failure in-market under actual customer use scenarios.

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

4.

Distribution

Image Innovations is in the process of establishing a distribution network of independent brokers to market its product to targeted retailers. Image Innovations has pursued relationships with independent brokers with established relationships with retailers in order to access retailers, rather than attempting to sell to retailers directly. Image Innovations has adopted this strategy with the objective of gaining entry into major retailers in the United States. Image Innovations also plans to establish a network of seasoned salesmen in the United States who will spearhead its marketing campaigns in North America. The targeted retail market will focus on chain stores, convenience stores, drug stores, electronic retailers and specialty distributors.

5.

Marketing

Image Innovations’ marketing strategy will be to focus its licensing program on premier sports franchises and household name trademarks. Image Innovations plans to create demand for its products by combining high profile brand names and trademarks with desirable or essential consumer products. Image Innovations’ overall objective is to establish itself as a specialized brand licensing and promotional merchandising company. One objective of Image Innovations will be to create brand name awareness amongst decision makers who place its targeted products into its targeted market.

IMAGE SPORTS

Image Sports, our wholly owned subsidiary acquired all of the inventory, personal property and material contracts of the celebrity image memorabilia business carried by MDK Sports & Entertainment Inc. (“MDK Sports”). The acquisition of assets was completed pursuant to an asset purchase agreement dated March 4, 2004 between Image Innovations Holdings, Image Sports and MDK Sports (the “Asset Purchase Agreement”). As consideration of the sale, transfer and assignment of the assets by MDK Sports to Image Sports, Image Innovations Holdings issued to MDK Sports an aggregate of 4,000,000 restricted shares of Image Innovation Holdings common stock on closing.

Image Sports has also agreed to deliver to MDK Sports the following additional shares of our common stock upon achievement of the milestones set forth below, provided that no shares will be issuable in the event that the milestone is not achieved for whatever reason:

(a)	an aggregate of 2,500,000 shares of Image Innovations Holdings common stock will be issued to MDK Sports in the event that each of the conditions listed below are met:
	(i)	The trademark License Agreement made on the 25th day of June 2003, by and among Roush Corporation d/b/a Roush Racing and Pfizer Inc. and Authentic Legends is transferred to Image Sports;
(ii)
The Authentic Legends Affiliations Agreement by and between Millennium International Sports and Entertainment, LLC and Carlo Beninati dated 5th day of November, 2003 whereby Carlo Beninati is to create a unique original work of art on canvas using the likeness of Mark Martin is transferred to Image Sports; and

(b)
an aggregate of 1,500,000 shares of Image Innovations Holdings common stock will be issued to MDK Sports in the event that a Trademark License Agreement is made by and among Tony Stewart’s Race team and Tony Stewart’s Sponsor and Image Sports.

Image Sports has acquired the complete inventory of MDK Sports consisting of over 22,000 pieces of collectible sports memorabilia and fine art. Image Sports also acquired all contracts and business arrangements that MDK Sports had with artists and sport celebrities. The management of MDK Sports have become employees of Image Sports with the objective of ensuring that the distribution channels developed by MDK Sports survives the acquisition and is expanded to enhance the distribution of the other subsidiaries in the Image group of companies.

Michael Radcliffe, one of the principals of MDK Sports, has been appointed as one of our directors in connection with the completion of the acquisition. In addition, Mr. Radcliffe has been appointed as the chief operating officer of Image Sports. Mr. Radcliffe has over 15 years experience in the sports and entertainment industry. Along with creating many significant relationships with athletes and celebrities, Mr. Radcliffe has successfully developed and launched many innovative products. Mr. Radcliffe has been the chief executive officer of several private companies that he has helped become public companies. Currently, Mr. Radcliffe is working with many fine artists to increase their revenue base by finding new distribution channels and creating new products based on their work.

Image Sports is our celebrity artwork and collectibles marketing and sales operation through which we offer unique collectible sports memorabilia through an established distribution network originally created through MDK Sports. Products include limited art creations by well known artists featuring sports legends with the personal signatures of both the artist and sports celebrity. Artists include Carlo Beninati and Danny Tarantola. Image Sports combines the skills of these talented artists with the appeal of sports legends like Tiger Woods, Michael Jordan, Alex Rodriquez and Mark Martin to create masterpieces of memorabilia which it then makes available to discerning buyers.

On closing, Image Sports entered into consultant agreements with Kenneth Radcliffe, Michael Radcliffe and Dennis Radcliffe whereby these individuals have agreed to provide services to Image Sports in connection with the development of its sports memorabilia business. These consultant agreements are described in greater detail under Item 12 – Certain Relationships and Related Transactions.

In a previous news release dated February 20, 2004, we announced our intention to merge Image Sports with MDK Sports and Entertainment. We and MDK Sports determined that the objectives of the acquisition transaction would best be served through an acquisition of the inventory, material contract and personal property assets of MDK Sports versus the original structure of a merger. Accordingly, the Asset Purchase Agreement was executed and the original merger agreement terminated.

BUSINESS PLAN OF IMAGE SPORTS

Our business strategy for Image Sports involves the following key components:

1.
We will pursue the gradual and strategic sale of the inventory of limited art creations that we acquired from MDK Sports. Our strategy will be to sell products through market channels where we believe that we can achieve the highest sale price and return. We also plan to auction select items in promotional events, such as charity events attended by sports celebrities, with the objective of creating publicity for our celebrity image products.

2.
We plan to develop new celebrity image art creations for resale to consumers. The targeted types of art creations are discussed below. These art creations will be art creations that will be created for Image Sports under a contractual arrangement with the artist. The art creation will involve images of well known sports celebrities who will endorse the art creation. The artist will be paid a fee for creation of the work of art and the celebrity will be paid an endorsement fee. Once endorsed by a celebrity, the art creations would be the subject of a verification process that would be contracted for by an independent third party. The objective of the verification process is to provide a means of demonstrating to consumers that the art creations have been endorsed by the celebrity and are not the subject of fraud. An example of a celebrity endorsed art creation would be limited edition prints of images of a famous sport celebrity printed on canvass and signed by the celebrity. The limited edition prints would be sold through distributors to consumers in markets which offer the greatest ability to access the consumer who would pay the highest price for the art creation. An example of a market to be targeted is the cruise ship market.

We have identified three targeted product segments for our Image Sports business:

1.	Fine Art & Assemblages Products – Products in this category include the following:
(i)

Authentic Legends Art – Consists of limited edition high-end quality art work by renowned artists. The subject matter of the majority of the art work will be top-tier athletes and celebrities. Image Sports will target premier artists to commission art work. Image Sports has entered into arrangements with Carlo Beninati to produce art works. Image Sports will pay Mr. Beninati as monthly fee and a fee for each work created. In addition, Mr. Beninati will be granted incentive stock options to purchase shares of our common stock;

	(ii)	Embellishments – Consists of limited edition photographs or images that are superimposed on a canvas and embellished by over painting by the original artists;
	(iii)	Historic Athlete Assemblages – Consists of a unique assemblage of collectible items of “Hall of Fame” athletes, including such items as uniforms, equipment and signed documentation.
(iv)
Unique Collectibles – Consists of “one-of-a-kind” products that are not available in the market and distinguishable by their authenticity and their rarity. These products may include pieces “commissioned” specifically by Image Sports.

2.
Sports and Celebrity Memorabilia Products – Consists of affordable memorabilia items that allow customers to own a token from their favorite sports or celebrity hero including baseballs, bats, boxing gloves, sports jerseys, footballs, etc.

3.	Mass Market Products – Consists of collectible reproductions which are quality affordable reproductions of the art created by retained artists for general enthusiasts, including posters and cards.

PLAN OF OPERATIONS

We anticipate that we will require approximately $4,500,000 over the next twelve months in order to carry out the plan of operations for Image Innovations and Image Sports. This amount is comprised of the following amounts:

1.
We anticipate that we will spend approximately $1,000,000 to fund the acquisition of inventory for Image Innovations. We will also apply a portion of the proceeds of the sale of inventory sold to the acquisition of additional inventory for the Image Innovations business. We anticipate that sales of inventory will be used to satisfy the revenue commitments pursuant to our license arrangements for Image Innovations, subject to our achieving the necessary sales levels. The amount that we spend to maintain our inventory will be dependent both on the amount of financing that we are able to achieve and upon our success in establishing sales of products bearing the brand names we have licensed.

2.
We anticipate spending approximately $100,000 to research and develop new products under license arrangements for marketing to customers. An example of a new product that we are currently developing is a “Riddell” styled football helmet incorporating an AM/FM radio pursuant to our license agreement with RHC Licensing Corporation. We also anticipate spending approximately $50,000 to attend trade shows to display and market our products to potential customers, including retailers.

3.
We anticipate that we will spend approximately $2,000,000 to establish and maintain the inventory of celebrity art creations for the business of Image Sports. We anticipate that we will maintain our inventory of sports memorabilia at the present level of approximately $3,000,000 as opportunities to acquire unique memorabilia present themselves. The celebrity art creations inventory include the cost of creating the celebrity art creations and the cost of paying celebrities to endorse the art creations that are created for Image Sports. Our ability to acquire additional inventory for our Image Sports business will be contingent upon the amount of financing that we are able to obtain.

4.
We anticipate that we will require approximately $400,000 to fund the acquisition and refurbishing of a warehouse located in Tannersville, New York. The purchase price of the warehouse is approximately $300,000 and we anticipate spending approximately $100,000 to refurbish the warehouse. We anticipate that this facility will handle all of our inventory warehousing once acquired and refurbished. We are presently renting distribution space from a facility in Bellingham, Washington on a fee-for-usage basis that we plan to phase out as our New York facility becomes available.

5.
We anticipate our overhead expenses which are currently approximately $100,000 per month to increase will increase as we introduce new products and increase our revenues. We anticipate that our overheads will stabilize at approximately 20% of revenues. If we achieve less than the necessary financing or if our sales are less than projected, then we will scale back our overhead expenses accordingly.

Of the total amount of projected expenditures, we anticipate that approximately one-half of these expenses will be incurred over the next six month period, provided these expenses may be accelerated if we achieve the necessary financing. We are planning an equity for debt financing in order to raise the necessary funds ($4,500,000) to proceed with the plan of operations for Image Innovations and Image Sports. We do not have any arrangements for any equity or debt financing currently in place and there is no assurance that the necessary equity or debt financing will be achieved. Accordingly, there is a risk that we will not achieve additional financing and that we will have to scale back the plan of operations of Image Innovations and Image Sports to reflect the actual proceeds available to us. While H.E. Capital S.A. has provided loans to fund our initial business operations, there is no assurance that H.E. Capital S.A. will advance further funds to us in order to continue to fund our plan of operations. If we are not able to achieve the necessary financing, then our ability to complete our plan of operations and our business and financial condition will be adversely affected. Should we be unable to raise the $4,500,000 we would adjust the operations by reducing the inventory levels and delaying the refurbishing of the warehouse in accordance with available funding.

WEB SITE

We maintain a web site at www.imageii.com which was developed to support the Image Innovations and the licensed products segment of our business. The web site to support Image Sports business is under development. The web site will be expanded to include a shareholder relations resource area which is currently under construction.

ADVISORY BOARD

We have established an advisory board consisting of: Gerry Cooney, Ken Danekyo, Rollie Fingers, George Gervin, Larry Holmes, Dave Kingman, and Debbie Meyers.

COMPETITION

There are numerous companies that compete in the same business as our Image Innovations and Image Sports businesses. Many of these competitors have established recognized brand names and presence in the market place and have substantially greater financial and business resources than we do. We plan to compete against this competition using the following strategies:

1.
We plan to continuously develop and bring to market innovative proprietary products that our competitors do not have access to due to our license arrangements and are difficult to copy because of the long lead times for development, packaging, manufacturing, contract negotiation and sales distribution.

2.
We plan to secure licensed properties and rights from licensors for products in particular categories in order to differentiate our products from those of our competitors. These license agreements typically require up-front royalty payments which act as a barrier to entry to other competitors who lack the financing to make these payments.

3.
We plan to develop extensive relationships with licensors and artists with the objective of being able to introduce unique products to the marketplace. We plan to develop these extensive relationships using our existing relationships that we have acquired in connection with our acquisition of certain of the assets of MDK Sports.

COMPLIANCE WITH GOVERNMENT REGULATION

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business.

EMPLOYEES

We presently have 16 full-time equivalent consultants. We anticipate converting our full-time equivalent consultants to employees during our current fiscal year.

RESEARCH AND DEVELOPMENT EXPENDITURES

We did not incur any research and development expenditures during our period ended December 31, 2003.

SUBSIDIARIES

We have two subsidiaries, namely Image Innovations Inc., a Delaware corporation, and Image Innovations Sports & Entertainment Inc., a Delaware corporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal business head office and the operations of Image Innovations is located in leased premises at 615-100 Park Royal, West Vancouver, B.C., V7T 1A2, Canada. These premises are comprised of 2,852 square feet and are leased for a term expiring March 31, 2009. We have recently moved to new office premises within the same office building due to the expansion of our business operations.

We also maintain an office for the operations of Image Sports & Ent. at 6061 Mains Street, Suite 1A, Tannersville, NY 12485. These premises are comprised of 2,000 square feet and are leased for a term expiring January 11, 2011. Our business operations for our Image Sports business are carried out from these premises.

We are in the process of acquiring a warehouse at 6093 Main Street Tannersville, NY 12485. This warehouse is comprised of 9,000 square feet that is used for warehousing and inventory storage.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock are currently trading on the OTC Bulletin Board under the stock symbol IMGV. The Company’s shares were traded under the stock symbol IMGV commencing August 2003 upon completion of our name change from Busanda Explorations Inc. to Image Innovations Holdings Inc. The high and the low bid information for our shares of common stock for each quarter of actual trading were:

QUARTER	HIGH ($)	LOW ($)
First Quarter 2003	$0.00	$0.00
Second Quarter 2003	$0.00	$0.00
Third Quarter 2003	$1.10	$0.00
Fourth Quarter 2003	$1.15	$1.10

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of March 30, 2004, there were 91 registered shareholders of our common stock.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(A)	We would not be able to pay our debts as they become due in the usual course of business; or
(B)
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

We completed the following sales of our common stock during our fiscal year ended December 31, 2003, other than sales of our common stock that have been previously reported on our Quarterly Reports on Form 10-QSB that we have filed with the Securities and Exchange Commission.

1.	On December 29, 2003, we completed a private placement with H.E. Capital S.A. whereby we sold 1,200,000 units at a price of $0.75 per unit for a purchase price of $900,000. The purchase price for the units was paid for by cancellation of indebtedness in the amount of $900,000 owed by us to H.E. Capital. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $1.50 per share until December 29, 2005. No commission or fee was paid in connection with the offering. The sale was completed pursuant to Regulation S of the Act on the basis that H.E. Capital is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is described under Item 1 – Description of Business.

PRESENTATION OF FINANCIAL INFORMATION

We completed the acquisition of Image Innovations effective June 30, 2003. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which resulted in Image Innovations acquiring Image Innovations Holdings for accounting purposes. Accordingly, Image Innovations is treated as the acquirer for accounting purposes, even though Image Innovations Holdings is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of Image Innovations, but the type of share capital and number of issued and outstanding shares continue to reflect those of Image Innovations Holdings. Image Innovations was incorporated on January 14, 2003.

OPERATING RESULTS

Our operating results reflect our operating results from the period from January 14, 2003, being the date of incorporation of Image Innovations, to December 31, 2003. While we have commenced earning revenues, we continue to be in the start-up phase of our operations.

Revenues

We earned revenues of $101,743 for the period ended December 31, 2003. All revenues were received from sales of battery products that had been brand labeled for a third party in connection with the promotion of their products and brand. We did not earn any revenues under our NFL and NHL license agreements during this period. We were engaged in 2003 in finalizing products for manufacture and distribution under these license agreements. Product finalization for initial products has been completed and inventory has been ordered from manufacturers and delivered to our warehouse for sale through our distributors.

Our cost of sales was $54,678 for the period ended December 31, 2003 and was comprised of battery purchases and related expenses for the branded battery products that we sold. Our gross margin was $46,975, representing 46.2% of revenues.

Expenses

We incurred expenses totaling $665,670 during the period ended December 31, 2003. These expenses were associated with the start-up of the Image Innovations business.

The largest component of our expenses was consulting expenses in the amount of $296,408. These expenses were primarily paid to our full-time equivalent consultants based in our Vancouver, British Columbia office.

We paid $125,000 of royalties under our NFL and NHL license agreements during the period ended December 31, 2003. All royalties paid constituted up-front royalty payments and minimum royalty payments in view of the fact that we did not sell any products under these license agreements during the period ended December 31, 2003.

We incurred product development expenses of $52,303 in connection with the development of products under our license agreements. Product development expenses included expenses associated with the development of our Riddell football helmet radio.

We incurred travel expenses of $74,419 during the period ended December 31, 2003. These travel expenses were incurred in connection with our negotiation our license agreements and our establishing contacts for our distribution network.

We anticipate that our operating expenses will continue to increase as we carry out our plan of operations for Image Innovations and Image Sports. These increased operating expenses will be incurred prior to our realizing revenues from sales of products by Image Innovations and Image Sports. In view of these factors, we continue to require financing in order to carry out our plan of operations.

Loss

We incurred a loss of $618,695 for the period ended December 31, 2003.

LIQUIDITY AND FINANCIAL CONDITION

We had working capital of $222,611 including cash of $273,111 as of December 31, 2003.

We anticipate that we will require approximately $4,500,000 over the next twelve months in order to carry out the plan of operations for Image Innovations and Image Sports, as described under Item 1 –Description of Business. Our ability to generate revenues will depend on our ability to obtain financing to fund our plan of operations and our success in implementing our plan of operations. We have no arrangement for the financing of the business of Image Innovations and there is no assurance that the required financing will be obtained. There is no assurance that we will be able to obtain the financing required to enable us to carry out our plan of operations.

We have been dependent upon H.E. Capital S.A., a related party, in order to fund the business of Image Innovations to date. H.E. Capital originally agreed to advance up to $500,000 to Image Innovations in order to finance the start-up of our business operations pursuant to a loan agreement between H.E. Capital and Image Innovations dated January 14, 2003. We entered into an amendment to the loan agreement with H.E. Capital on November 5, 2003 whereby H.E. Capital agreed to advance up to $1,000,000 under the terms of the loan agreement. H.E. Capital has advanced to Image Innovations a total of $1,075,704 as of December 31, 2003 and an amount of $175,704 was payable to H.E. Capital S.A. as of December 31, 2003. Of the amount advanced during 2003, an aggregate of $900,000 was converted into shares and share purchase warrants effective December 29, 2003. See Item 12. Certain Relationships and Related Transactions. The loans bear interest at the rate of 9% per annum and are repayable upon demand. The loans are secured by a general security agreement granted by Image Innovations against all of its assets. There is no assurance that H.E. Capital S.A. will advance additional amounts in order to continue to fund our business. Subsequent to December 31, 2003, the amount outstanding to H.E. Capital and additional amounts advanced by H.E. Capital have been repaid by the issuance of shares and share purchase warrants. See Item 12. Certain Relationships and Related Transactions.

We plan to pursue equity or debt financings through private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operations for the next twelve months. We do not have any arrangements in place for equity or debt financings and there is no assurance that any equity or debt financing will be achieved. If an equity financing is achieved, then it is anticipated that existing shareholders will suffer dilution.

CRITICAL ACCOUNTING POLICIES

Revenue and Cost Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment and we record a reserve for estimated sales returns, which is reflected as a reduction of revenue at the time of revenue recognition.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, and the realizability of other intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect our estimates.

Fair value of financial instruments

We have various financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and capitalized lease obligations. We believe the carrying values of our financial instruments approximate their values. The carrying amount of the short- and long-term debt approximates fair value at December 31, 2003 based on interest rates available to us and debt instruments with similar terms.

Stock-based compensation

We believe that stock-based compensation is a critical accounting policy that affects our financial condition and results of operations. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations

Foreign Exchange

Our head office is located in Canada, whereas we conduct business primarily in United States dollars. Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year. The unrealized translation gains and loses are accumulated in a separate component of stockholders’ equity translation exchange gains and losses are reflected in net earnings.

ITEM 7. FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the year ended December 31, 2003 that are comprised of the following:

1.	Auditors’ Report;
2.	Audited Financial Statements for the year ended December 31, 2003, including:
	a.	Consolidated Balance Sheet as at December 31, 2003;
	b.	Consolidated Statement of Operations for the period ended December 31, 2003;
	c.	Consolidated Statement of Changes in Shareholders’ Equity for the period ended December 31, 2003;
	d.	Consolidated Statement of Cash Flows for the period ended December 31, 2003;
	e.	Notes to Financial Statements.

IMAGE INNOVATIONS INC.

Audited Financial Statements

December 31, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Image Innovations Holdings Inc.

I have audited the accompanying consolidated balance sheet of Image Innovations Holdings Inc.(a development stage company), (“Company”) as of December 31, 2003 and the related consolidated statement of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for the period from inception (January 14, 2003) to December 31, 2003. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Innovations Holdings Inc. (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the period from inception (January 14, 2003) to December 31, 2003, in conformity with generally accepted accounting principles in the United States.

Clyde Bailey P.C.

San Antonio, Texas
March 10, 2004

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Consolidated Balance Sheet

December 31
2003

ASSETS

Current Assets
Cash	$273,111
Amounts receivable from tax authorities	12,000
Prepaid Expenses	135,554
Total current assets	420,665
Equipment (note 4)	17,317

Total assets	$437,982

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Accounts Payable	$22,350
Demand Loan H.E. Capital S.A. (note 5)	175,704
Total current liabilities	198,054

Stockholders' equity
Preferred Stock	-
1,000,000 authorized preferred shares, par value $
Nil shares issued and outstanding
Common Stock (note 6)	19,370
50,000,000 authorized shares, par value $
19,370,000 shares issued and outstanding
1,200,000 share warrants issued and outstanding
Additional Paid in Capital	859,253

Accumulated Deficit	(638,695)
Total stockholders' equity	239,928

Total liabilities and equity	$437,982

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Consolidated Statement of Operations

Period ended
December 31
2003

Revenues:
Revenues	$101,743
101,743

Cost of Sales	54,768
Gross Margin	46,975
Expenses:
Advertising & Marketing	18,693
Depreciation	1,342
Automobile Expenses	2,762
Brokerage	3,006
Consulting	296,408
Insurance	13,812
Legal and Audit	6,354
Office & General Expenses	25,964
Postage and Courier	7,924
Product Delivery	1,239
Product Development	52,303
Rent and Utilities	19,711
Royalties	125,000
Telecommunications	12,306
Transfer Agent and Filing Fees	2,574
Travel	74,419
Warehousing	1,853
665,670
Loss before Taxes	(618,695)

Provision for Income Taxes:
Income Tax	-

Net Income (Loss)	$(618,695)

Basic and Diluted Earnings Per Common Share	$(0.06)
Weighted Average number of Common Shares
used in per share calculations	9,532,328

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

		$0.001	Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid-In Capital	Deficit	Equity

Shares issued on incorporation on
January 14, 2003	1,000	$-	$1,000	$-	$1,000

Prior Image share capital, replaced	(1,000)	-	-	-	-
by Busanda share capital upon
consolidation under reverse takeover
accounting

Current Image share capital, replaced	18,170,000	18,170	(1,000)	(17,170)	-
by Busanda share capital upon
consolidation under reverse takeover
accounting

Net monetary liabilities of Busanda
acquired by Image	-	-	-	(22,377)	(22,377)

Transferred to Additional Paid In
Capital	-	-	(39,547)	39,547	-

Adjustment to Retained Deficit to
recognize costs related to the
transaction	-	-	-	(20,000)	(20,000)

Shares issue for payment of debt	1,200,000	1,200	898,800	-	900,000

Net Income (Loss)	-	-	-	(618,695)	(618,695)

Balance, December 31, 2003	19,370,000	$19,370	$859,253	$(638,695)	$239,928

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Consolidated Statement of Cash Flows

Period ended
December 31
2003

Cash Flows from Operating Activities:
Net loss	$(618,695)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
Depreciation	1,342
Increase (Decrease) in Working Capital	(182,204)
(180,862)
Net Cash Used in Operating Activities	(799,557)

Cash Flows from Investing Activities:
Purchase of equipment	(18,659)
Net Cash Used in Investing Activities	(18,659)

Cash Flows from Financing Activities:
Proceeds from H.E. Capital S.A. demand loan	1,075,704
Issuance of Stock for Cash	1,000
Cash received on acquisition of Image Holdings	14,623

Net Cash Provided for Financing Activities	1,091,327
Net increase in cash	273,111

Cash Balance, beginning of period	-
Cash Balance, end of period	$273,111

Supplemental Disclosures:
Cash Paid for interest	$-
Cash Paid for income taxes	-
Non-cash transactions
Shares issued to pay H.E. Capital demand loan	900,000

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements

As at December 31, 2003

1.

Development Stage Enterprise

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During its first period of operations the Company did not generate sufficient revenues to pay its operating costs and has accumulated operating losses. The continuation of the Company is dependent upon achieving a profitable level of operations as well as maintaining existing long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its net working capital as at December 31, 2003 to complete the development of the Company’s business plan. It plans to continue the design, installation and operation of promotional licensing and branding and marketing efforts to commence the operation of its newly chosen line of business and to secure further long-term financing. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

2.

Basis of preparation and presentation:

The accompanying consolidated financial statements have been prepared to reflect the legal acquisition on June 30, 2003 of Image Innovations Inc. (“Image”) by Image Innovations Holdings Inc. formerly Busanda Explorations Inc. (“Image Holdings”) (the “Acquisition”). The consolidated financial statements of Image Holdings give effect to the Acquisition under which the shareholders of Image exchanged all of their common shares of Image for common shares of Image Holdings.

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of Image own in aggregate approximately 55% of the common shares of Image Holdings, and so are now the majority shareholders of Image Holdings. Also, as Image Holdings was an inactive company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by Image accompanied by a recapitalization (see note 6 Common Stock). The net monetary liabilities of Image Holdings acquired by Image have been charged to the accumulated deficit.

As required under reverse takeover accounting, these financial statements have been issued under the name of Image Holdings and reflect the share capital structure of Image Holdings. However, they reflect the financial statements of Image and account for the Acquisition as an acquisition of Image Holdings by Image. The consolidated financial statements therefore include:

	(a)	a consolidated balance sheet prepared from the audited balance sheets of Image Holdings and Image as at December 31, 2003.

(b)
consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) prepared from the audited statements of operations, cash flows and changes in shareholders’ equity (deficit) of Image for the period from January 14, 2003 (date of incorporation of Image) to

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements

As at December 31, 2003

December 31, 2003. The results of operations, cash flows and changes in shareholders’ equity (deficit) of Image Holdings are included commencing June 30, 2003, the date of the Acquisition.

Image was incorporated on January 14, 2003. The consolidated statement of operations has been prepared for the period from this date to December 31, 2003. No comparative information has been provided as this is the first period of operations for Image.

3.

Summary of Significant Accounting Policies:

Organization

Image Holdings was incorporated under the laws of the State of Nevada on March 3, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

Prior to the Acquisition Image Holdings, then Busanda Explorations Inc., had entered into an agreement to purchase mineral property claims in the Laird Mining Division, British Columbia, Canada, but lost the claim due to lack of funding. Image Holdings had no other business. Image Holdings was therefore an inactive company with nominal net non-monetary assets, the shares of which were and continue to be publicly traded on the OTC Bulletin Board.

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

Equipment

Equipment is recorded at cost. The company provides for amortization using the straight-line method at rates designed to amortize the cost of the equipment over its estimated useful lives. The rates are as follows:

Furniture and equipment	6 years
Computer equipment	4 years
Computer software	2 years

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements

As at December 31, 2003

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Future income taxes

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

Foreign Exchange

Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year. The unrealized translation gains and loses are accumulated in a separate component of stockholders’ equity Translation exchange gains and losses are reflected in net earnings.

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

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements

As at December 31, 2003

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) Statement No. 107 “Disclosure About Fair Value of Financial Instruments” is a part of a continuing process by the FASB to improve information on consolidated financial statements. The carrying amounts reported in the balance sheets for The consolidated Image Holdings’ assets and liabilities approximate their fair values as of December 31, 2003.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements

As at December 31, 2003

4.	Equipment

		Accumulated
	Cost	Amortization	Net book Value
Furniture and equipment	$10,659	$137	$10,522
Computer equipment	5,872	762	5,110
Computer software	2,128	443	1,685
	$18,659	$1,342	$17,317

A total of $1,342 has been recognized as depreciation expense for the period ended Decmeber 31, 2003.

5.

Demand Loan H. E. Capital S. A.

We have been dependent upon H.E. Capital S.A. (“H.E Capital”), a related party in order to fund the business of Image to date. H.E. Capital has agreed to advance funds to Image in order to finance the start-up of our business operations pursuant to a loan agreement between H.E. Capital and Image.

On December 30 the Company sold 1,200,000 Units consisting of one (1) Common Share and one (1) Warrant to H.E. Capital at a purchase price equal to US$0.75 per Unit, for an aggregate purchase price of US$900,000. In accordance with The Regulation S Subscription Agreement made between the Company an H.E. Capital. The Purchase Price was paid by H.E. Capital by cancellation of $900,000 of indebtedness of the Company to H.E. Capital.

H.E. Capital had advanced to Image a total of $175,704 as of December 31, 2003. The loans are secured by a general security agreement granted by Image against all of its assets. There is no assurance that H.E. Capital will advance additional amounts in order to fund the business of Image.

6.

Common Stock

Image Holdings has authorized 50,000,000 common shares with a par value of $0.001 per share. At December 31, 2003, Image Holdings has issued 19,370,000 shares of common stock to various investors.

Image Holdings has authorized 1,000,000 preferred shares with a par value of $0.01 per share. At December 31, 2003 no preferred shares have been issued.

Image Holdings has issued 1,200,000 Warrants entitling the Holder to purchase one common share of the Company at a price of $1.50 per share on or before December 31, 2005.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements

As at December 31, 2003

7.	Federal Income Tax

At December 31, 2003 deferred taxes consisted of the following:

2003
Deferred tax assets,
Net operating loss carry-forward	$210,356
Less valuation allowance	(210,356)
Net deferred taxes	$-0-

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 totaled $210,356. The net operating loss carry- forward expires in year 2023. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

8.

Commitments

a. License agreements

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

Image has entered into a license agreement with ABC Sports the broadcast network of Monday Night Football, Super Bowl XXXVII, the National Basketball Association, the Bowl Championship Series, the National Hockey League, World Cup soccer, figure skating, professional golf, Indy Racing League

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements

As at December 31, 2003

and Formula One. The License secured will be for the development and marketing of officially licensed fiber optic apparel products in the United States and Canada for Monday Night Football, ABC Sports, ABC Wide World of Sports and ABC’s Bowl Championship Series.

Image plans to pursue negotiations with further sports leagues and sports teams to obtain additional license rights.

The annual payments for these licenses for the next three years are as follow:

2004	$85,000
2005	130,000
2006	40,000

b. Lease commitments The company has entered into a lease commencing April 1, 2004 for a five year term for office space. The annual payments under this lease for the next five years are as follows:

2004	$21,584
2005	32,376
2006	32,376
2007	32,376
2008	32,376

9.

Subsequent Events

On March 15, 2004 the Company announced it had acquired the assets and operations of MDK Sports and Entertainment in exchange for 8 million common shares of the Company.

On January 2, 2004 the Board of Directors of the Company established a stock option plan (the "2004 Plan") to attract, retain and motivate directors, officers and employees of and consultants to the Company and its subsidiaries, and other eligible persons, and thereby advance the Company’s interests by affording such persons with an opportunity to acquire an equity interest in the Company through the issuance of stock options.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Alain Kardos, and our Chief Financial Officer, Derick Sinclair. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of March 31, 2004 are as follows:

Name of Directors:

Alain Kardos
Derick Sinclair
Michael Radcliffe
James Armenakis
David Whittle

Executive Officers	Office

Alain Kardos	President, Secretary and Chief Executive Officer
Derick Sinclair	Treasurer and Chief Financial Officer

Set forth below is the background and experience of each of our current officers and directors.

Derick Sinclair – Mr. Sinclair has been our chief financial officer and a director since February 24, 2004. Mr. Sinclair was president, secretary and treasurer of Busanda Explorations Inc., now Image Innovations Holdings Inc., from its inception in 1998 to June 30, 2003. Since March 1998, he has also been President of Natalma Industries Inc., a publicly-traded exploration stage mining company traded on the OTCBB:NTAL. Since March 1997, he has also been the President of Cosmah Industries, Inc., a privately-held exploratory mining company in Vancouver, Canada. From March, 1996 to November 2003, he was CFO and Vice President of Administration for Navigata Communications Inc, formerly RSL COM Canada Inc., and Westel Telecommunications in Vancouver, B.C. Based in North Vancouver, British Columbia with regional offices in Ontario, Quebec and Alberta, Navigata is a communications company providing data and voice services. From December, 1992 to March, 1996, he was Director of Fleet Management for BC Rail, Ltd., a freight train service in Vancouver, B.C., Canada. Mr. Sinclair received a Bachelors Degree in Commerce from the University of Windsor, Canada in 1982 and has been a member of the Institute of Chartered Accountants of British Columbia since 1985.

Alain Kardos – Mr. Kardos has been our president and a director since June 30, 2003. Mr. Kardos has been our chief executive officer since December 1, 2003. Mr. Kardos has been the president and a director of Image Innovations since January 14, 2003 and its chief executive officer since December 1, 2003. After graduating from the Montreal Institute of Technology, Mr. Kardos began a successful corporate career at IBM, following which, he held senior executive positions at Nortel and Wang. His success at Wang encouraged him to move to Los Angeles to co-found Kardos-Long Inc., a sports, promotion and marketing company responsible for promoting America’s return to Grand Prix racing in Phoenix, Arizona. Mr. Kardos returned to Canada to assist AVCAN Systems Corp., a CDNX listed company develop a US presence. Mr. Kardos was vice-president of AVCAN Systems Corp. from June 1999 to February 2001. Mr. Kardos then moved on to become president and chief executive officer of Fibre Crown Manufacturing, a Vancouver based company, a position he held from April 2001 to August 2002. Mr. Kardos was an executive vice-president of RedCell Battery Corp. of Vancouver, British Columbia from August 2002 to December 2002. Mr. Kardos has been president, chief operating officer and a director of Image Innovations since its incorporation on January 14, 2003.

Mr. Radcliffe is one of our directors and is the chief operating officer of Image Sports. Mr. Radcliffe joined us following the acquisition of the operations and inventory of MDK Sports on March 5, 2004. Mr Radcliffe has over 15 years experience in the sports and entertainment industry. Along with creating many significant relationships with athletes and celebrities, he has successfully developed and launched many innovative products. He has been the CEO of several private companies that he has helped become public companies. Currently, Mr Radcliffe is working with many fine artists to increase their revenue base by finding new distribution channels and creating new products based on their work. Mr. Radcliffe was a principal of MDK Sports prior to March 5, 2004.

Mr. Armenakis joined the company as a director on March 15, 2004. Mr. Armenakis is an attorney admitted to the practice of law in the states of New York and South Carolina. He is a graduate of NYU where he received an LLM in International Law. He has specialized in international transactions, litigation, mergers and acquisitions and negotiation of complex transnational, commercial and real estate transactions. His responsibilities have included advising and restructuring companies and their operations in the United States, Canada and Europe. He has sat on a number of public and private boards of directors.

Mr. Whittle joined the company as a director on March 15, 2004. Mr. Whittle is based in Vancouver BC, is a Canadian-qualified Chartered Accountant, and is an experienced senior management executive having held positions as President/CEO, CFO and outside director in both public and private company environments. His responsibilities have included strategic planning initiatives, operations and all aspects of corporate and financial management and administration, with extensive experience in public company regulatory filings and compliance in both Canada and the US. He has negotiated and closed as the senior financial executive numerous corporate and financing transactions, both in North America and overseas.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

AUDIT COMMITTEE

We have an audit committee comprised of Mr. David Whittle, one of our directors. Our board of directors has determined that Mr. Whittle is a “financial expert” based on his qualification as a chartered accountant and his prior experience.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information as to our current Chief Executive Officer, Mr. Alain Kardos, and our former Chief Executive Officer, Mr. Clifford Wilkins. Mr. Kardos was our President from June 30, 2003 and became our CEO on December 1, 2003. Mr. Kardos was president and a director of Image Innovations from January 14, 2003, the incorporation date of Image Innovations. Mr. Wilkins served as our Chief Executive Officer from June 30, 2003 until his resignation on December 1, 2003. Mr. Wilkins was chief executive officer of Image Innovations from January 14, 2003 to December 1, 2003. None of our executive officers earned more than $100,000 during our most recently completed fiscal year. Accordingly, we have not included any compensation information for any of our executive officers other than Mr. Kardos and Mr. Wilkins.

SUMMARY COMPENSATION TABLE

Name	Title	Year	ANNUAL COMPENSATION			LONG TERM COMPENSATION
			Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Alain Kardos(1)	Director and Current Chief Executive Officer and President	2003 2002 2001	90,000 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A
Clifford Wilkins(2)	Former Director and Former Chief Executive Officer	2003 2002 2001	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A

Notes:

(1)	Mr. Kardos was appointed our chief executive officer effective December 1, 2003. Mr. Kardos is paid in Canadian dollars. Compensation is calculated based on $1.33 CDN per $1.00 US as at April 9, 2004.
(2)	Mr. Wilkins was our chief executive officer from June 30, 2003 to December 1, 2003.

STOCK OPTION GRANTS

We did not grant any stock options to any of our officers, directors or employees during our most recent fiscal year ended December 31, 2003. Subsequent to December 31, 2003, we have granted 1,435,000 common stock options to our officers, directors and employees in 2004.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended December 31, 2003. No stock options have been exercised since December 31, 2003.

MANAGEMENT AGREEMENT

We presently do not have any written agreements with any of our officers of directors, other than a consultant agreement between Michael Radcliffe and Image Sports, as described below. We anticipate entering into written compensation agreements with Alain Kardos, our president and chief executive officer, and Derick Sinclair, our chief financial officer, during the current fiscal year.

Image Sports has entered into a consultant agreements with Michael Radcliffe, one of our directors and the chief operating officer of Image Sports, whereby he is required to use his experience in the sports and entertainment field and (i) create new projects and identify new products in order to increase the distribution of Image Sports; (ii) to bring new artists and sports figures to Image Sports; (iii) to organize manage and attend events and exhibitions; and (iv) to conduct silent auctions of the products of Image Sports. In consideration of these services, Image Sports will pay to Mr. Radcliffe a consultant fee of $7,508 per month and will cause to be granted to Mr. Radcliffe options to purchase 75,000 shares of our common stock. See Item 12 – Certain Relationships and Related Transactions.

COMPENSATION OF DIRECTORS

We do not pay to our directors any compensation for each director serving as a director on our board of directors. Our directors are eligible to receive grants of incentive stock options pursuant to our 2004 Stock Option Plan.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with except for the following reports that were filed late by the following persons:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a Required
Name and Principal Position	Reports	Reported	Form

Alain Kardos, Director	1	1	None
President

Clifford Wilkins,	1	1	None
Former Director and CEO

Christopher Smith	1	1	None
Former Director and CFO

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, (iii) each person proposed to be appointed as a director of the Company and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Alain Kardos, President, Chief Executive Officer and Director Suite 615, 100 Park Royal West Vancouver, British Columbia Canada	766,667 (2)	3.2%
Common Stock	Derick Sinclair Chief Financial Officer, Treasurer and Director 1550 Ostler Court North Vancouver, BC	50,000 (3)	0.2%
Common Stock	Michael Radcliffe P.O. Box 180 Elka Park, NY 12427	165,000 (4)	0.7%
Common Stock	James Armenakis	20,000 (5)	0.1%
Common Stock	David Whittle 1787 Coldwell Road, North Vancouver, British Columbia Canada	25,000 (6)	0.1%
Common Stock	All Officers and Directors as a Group (5 persons)	1,026,667	4.2%
5% BENEFICIAL OWNERS
Common Stock	H.E. Capital S.A. Case Del Sol MJ19 Paseo Marino Perla Marina Sosua Dominican Republic	1,536,500 (7)	6.4%
Common Stock	RFH Investments Blue Cotil Samaras Inner Road St. Clement JE2 6ON United Kingdom	1,250,000 (8)	5.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of March 31, 2004, there were 24,020,000 shares of our common stock issued and outstanding.

(2)	Represents 700,000 shares held by Mr. Kardos and 66,667 shares that may be acquired upon exercise of options held by Mr. Kardos that will vest on June 1, 2004.
(3)	Represents 50,000 shares that may be acquired upon exercise of options held by Mr. Sinclair that will vest on June 1, 2004.
(4)	Represents 140,000 shares held by Mr. Radcliffe and 25,000 shares that may be acquired upon exercise of options held by Mr. Radcliffe that will vest on June 1, 2004.
(5)	Represents 20,000 shares that may be acquired upon exercise of options held by Mr. Armenakis that will vest on June 1, 2004.

(6)	Represents 25,000 shares that may be acquired upon exercise of options held by Mr. Whittle that will vest on June 1, 2004.

(7)
H.E. Capital is a financial brokerage institution, both domestically and internationally. Mr. Christopher Smith, who was our Chief Financial Officer and a director from June 30, 2003 until his resignation of February 24, 2004 is a director of H.E Capital. Mr. Clifford Wilkins, who was our Chief Executive Officer from June 30, 2003 until his resignation on December 1, 2003 and a Director and the chairman of our board of directors from June 30, 2003 until his resignation on February 24, 2004 is a Director of H.E. Capital. Mr. Wilkins indirectly has a 50% shareholding in H.E. Capital. Mr. Smith is not a shareholder of H.E. Capital, but is the Chief Financial Officer of H.E. Capital.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters;
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

HE Capital

H.E. Capital S.A. (“H.E. Capital”) is the owner of more than 5% of our common stock. H.E. Capital originally agreed to advance up to $500,000 to Image Innovations in order to finance the start-up of our business operations pursuant to a loan agreement between H.E. Capital and Image Innovations dated January 14, 2003. We entered into an amendment to the loan agreement with H.E. Capital on November 5, 2003 whereby H.E. Capital agreed to advance up to $1,000,000 under the terms of the loan agreement. H.E. Capital has advanced to Image Innovations a total of $1,175,704 as of December 31, 2003 and an amount of $175,704 was payable to H.E. Capital S.A. as of December 31, 2003. The loans bear interest at the rate of 9% per annum and are repayable upon demand. The loans are secured by a general security agreement granted by Image Innovations against all of its assets. There is no assurance that H.E. Capital S.A. will advance any additional amounts in order to fund our business.

On December 29, 2003, we completed a private placement with H.E. Capital whereby we sold 1,200,000 units at a price of $0.75 per unit for a purchase price of $900,000. The purchase price for the units was paid for by cancellation of indebtedness in the amount of $900,000 owed by us to H.E. Capital. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $1.50 per share until December 29, 2005.

On March 30, 2004, we completed a private placement with H.E. Capital whereby we sold 400,000 units at a price of $1.50 per unit for a purchase price of $600,000. The purchase price for the units was paid for by cancellation of indebtedness in the amount of $400,000 owed by us to H.E. Capital and the additional advance of $200,000 to us. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $2.00 per share until March 30, 2006.

MDK Sports

Image Sports acquired all of the inventory, personal property and material contracts of the celebrity image memorabilia business carried by MDK Sports. MDK Sports is a private company controlled by Michael Radcliffe, one of our directors and the chief operating officer of Image Sports, and Dennis Radcliffe, who is a brother of Michael Radcliffe and Kenneth Radcliffe who is a cousin of Michael Radcliffe. The acquisition of assets was completed pursuant to an asset purchase agreement dated March 4, 2004 between Image Innovations Holdings, Image Sports and MDK Sports (the “Asset Purchase Agreement”). As consideration of the sale, transfer and assignment of the assets by MDK Sports to Image Sports, Image Innovations Holdings issued to MDK Sports an aggregate of 4,000,000 restricted shares of Image Innovation Holdings common stock on closing.

Image Sports has also agreed to deliver to MDK Sports the following additional shares of our common stock upon achievement of the milestones set forth below, provided that no shares will be issuable in the event that the milestone is not achieved for whatever reason:

(a)	an aggregate of 2,500,000 shares of Image Innovations Holdings common stock will be issued to MDK Sports in the event that each of the conditions listed below are met:

	(i)	The trademark License Agreement made on the 25th day of June 2003, by and among Roush Corporation d/b/a Roush Racing and Pfizer Inc. and Authentic Legends is transferred to Image Sports;
(ii)
The Authentic Legends Affiliations Agreement by and between Millennium International Sports and Entertainment, LLC and Carlo Beninati dated 5th day of November, 2003 whereby Carlo Beninati is to create a unique original work of art on canvas using the likeness of Mark Martin is transferred to Image Sports; and

(b)
an aggregate of 1,500,000 shares of Image Innovations Holdings common stock will be issued to MDK Sports in the event that a Trademark License Agreement is made by and among Tony Stewart’s Race team and Tony Stewart’s Sponsor and Image Sports.

Image Sports has entered into consultant agreements with each of Michael Radcliffe, Dennis Radcliffe and Kenneth Radcliffe. Each consultant agreement requires the consultant to use his experience in the sports and entertainment field and (i) create new projects and identify new products in order to increase the distribution of Image Sports; (ii) to bring new artists and sports figures to Image Sports; (iii) to organize manage and attend events and exhibitions; and (iv) to conduct silent auctions of the products of Image Sports. In consideration of these services, Image Sports will pay to each consultant a consultant fee of $7,508 per month and will cause to be granted to each consultant options to purchase 75,000 shares of our common stock. The consultant agreements are terminable by Image Sports by delivering notice of termination and paying an amount equal to two months’ consultant fee. Each consultant agreement is to remain in effect until such time as the consultant agreements are superceded by employment agreements which are contemplated to take place on or before June 30, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit Number

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment to Articles of Incorporation (4)

10.1	Offer Letter dated June 23, 2003 to the shareholders of Image Innovations Inc. to acquire all of the issued and outstanding shares of Image Innovations Inc., a Delaware corporation (2)

10.2	Loan Agreement dated January 14, 2003 between H.E. Capital SA and Image Innovations Inc. (3)

10.3	Amendment to Loan Agreement dated November 5, 2003 between H.E. Capital SA and Image Innovations Inc. (4)

10.4	Asset Purchase Agreement dated March 4, 2004 between Image Innovations Holdings Inc., Image Innovations Sports & Entertainment Inc. and MDK Sports & Entertainment Inc. (5)

14.1	Code of Ethics (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB registration statement filed on December 6, 2002, as amended.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K filed on July 11, 2003.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to our Current Report on Form 8-K originally filed on July 11, 2003.
(4)	Previously filed as an Exhibit to our Quarterly Report on Form 10-QSB filed on November 14, 2003.
(5)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

REPORTS ON FORM 8-K

We filed a Current Report on Form 8-K on July 11, 2003 to disclose our acquisition of Image Innovations. This Current Report on Form 8-K was further amended on July 21, 2003 and on September 23, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During fiscal years 2003 and 2002, we retained our independent auditor to provide services in the following categories and amounts:

Fee Category	2003	2002
Audit Fees	$1,500	$1,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total of all Fees	$1,500	$1,000

Our auditor has not provided us with any non-audit services during the last two fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INNOVATIONS HOLDINGS INC.

By:	/s/ Alain Kardos
Alain Kardos
President and Chief Executive Officer
(Principal Executive Officer)
Director
	Date:	April 13, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Derick Sinclair
Derick Sinclair
Chief Financial Officer and Treasurer
(Principal Executive Officer)
Director
	Date:	April 13, 2004

By:	/s/ Michael Radcliffe
Michael Radcliffe
Director
	Date:	April 13, 2004

By:	/s/ Alain Kardos
Alain Kardos
President, Secretary and Treasurer
Director
	Date:	April 13, 2004