Form 10QSB
period 2004-03-31
IMAGE INNOVATIONS HOLDINGS INC
filed 2004-05-14
CIK 1063842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended MARCH 31, 2004

☐ Transition Report under 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

Commission File Number 0-50119

IMAGE INNOVATIONS HOLDINGS INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	91-1898414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

SUITE 615, 100 PARK ROYAL
WEST VANCOUVER, BRITISH COLUMBIA
CANADA	V7T 1A2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (604) 925-5283

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes      ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,235,000 Shares of $0.001 par value Common Stock outstanding as of May 8, 2003.

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

IMAGE INNOVATIONS INC.

Financial Statements

March 31, 2004

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Consolidated Balance Sheet (Unaudited)

	March 31	December 31
	2004	2003

ASSETS

Current Assets
Cash	$143,446	$273,111
Accounts receivable trade	119,793	-
Amounts receivable from tax authorities	19,941	12,000
Inventory	3,004,041	-
Prepaid expenses	346,471	135,554
Total current assets	3,633,692	420,665
Equipment (Note 5)	56,909	17,317
Total Assets	$3,690,601	$437,982

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities

Accounts Payable	$126,141	$22,350
Demand loan H.E. Capital S.A. (Note 6)	8,934	175,704
Total current liabilities	135,075	198,054

Stockholders' equity
Common Stock (note 7)	24,020	19,370
50,000,000 authorized shares, par value $
24,020,000 shares issued and outstanding
1,650,000 share warrants issued and outstanding

Preferred Stock	-	-
1,000,000 authorized preferred shares, par value $
Nil shares issued and outstanding

Additional Paid in Capital	4,747,718	859,253

Accumulated Deficit	(1,216,212)	(638,695)
Total stockholders' equity	3,555,526	239,928
Total liabilities and equity	$3,690,601	$437,982

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Consolidated Statement of Operations (Unaudited)

			Period From
	Three Months	Period From	January 14
	Ended	January 14 2003 to	2003 to
	March 31 2004	March 31 2003	March 31 2004

Revenues:
Revenues	$180,968	$-	$286,127
	180,968	-	286,127

Cost of sales	117,712	-	172,480

Gross Margin	63,256	-	113,647

Expenses:
Advertising & Marketing	12,086	923	30,779
Automobile operating expenses	1,800	454	4,562
Brokerage	-	-	3,006
Contract fees	25	-	25
Corporate Development	318,140	-	318,140
Depreciation	1,213	3	2,555
Insurance	8,021	-	21,833
Legal and Audit	37,215	1,071	43,569
Maintenance & Repairs	1,355	-	1,355
Office & General Expenses	26,280	1,391	55,660
Payroll & Consulting	146,327	43,042	450,659
Postage and Courier	6,055	412	6,055
Product Delivery	2,673	-	3,912
Product Development	13,942	3,778	66,245
Rent and Utilities	7,174	400	26,885
Royalties	-	-	125,000
Telecommunications	4,320	3,379	16,626
Transfer Agent and Filing Fees	1,700	-	4,274
Travel	50,575	16,152	124,994
Warehousing	1,872	-	3,725
Total Expenses	640,773	71,005	1,309,859
Net Income before Taxes	(577,517)	(71,005)	(1,196,212)

Provision for Income Taxes:
Income Tax	-	-	-
Net Income (Loss)	$(577,517)	$(71,005)	$(1,196,212)

Basic and Diluted Earnings Per Common Share	$(0.03)	$(71.01)	$(0.11)

Weighted Average number of Common Shares
used in per share calculations	20,986,667	1,000	11,140,661

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

		$0.001	Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid-In Capital	Deficit	Equity
Shares issued on incorporation on
January 14, 2003	1,000	$-	$1,000	$-	$1,000

Prior Image share capital, replaced by
Image Holdings share capital upon
consolidation under reverse takeover
accounting	(1,000)	-	-	-	-

Current Image share capital, replaced by
Image Holdings share capital upon
consolidation under reverse takeover
accounting	18,170,000	18,170	(1,000)	(17,170)	-

Net monetary liabilities of Busanda
acquired by Image	-	-	-	(22,377)	(22,377)

Transferred to Additional Paid In Capital	-	-	(39,547)	39,547	-

Adjustment to Retained Deficit to
recognize costs related to the transaction	-	-	-	(20,000)	(20,000)

Shares issue for payment of debt	1,200,000	1,200	898,800	-	900,000

Net Income (Loss)	-	-	-	(618,695)	(618,695)
Balance, December 31, 2003	19,370,000	19,370	859,253	(638,695)	239,928

Shares issued for consulting services	200,000	$200	$202,636	$-	$202,836

Shares issued for payment of debt	266,667	267	399,733	-	400,000

Shares issued for cash	183,333	183	274,817	-	275,000
Shares issued to acquire Inventory
and business operations of MDK
Sports	4,000,000	4,000	3,011,279	-	3,015,279

Net Income (Loss)	-	-	-	(577,517)	(577,517)
Balance March 31, 2004	24,020,000	$24,020	$4,747,718	$(1,216,212)	$3,555,526

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Consolidated Statement of Cash Flows (Unaudited)

		Period From	Period From
	Three Months	January 14	January 14 2003
	Ended March 31	2003 to March	to March 31
	2004	31 2003	2004

Cash Flows from Operating Activities:
Net Income (Loss)	$(577,517)	$(71,005)	$(1,196,212)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
Depreciation	1,213	3	2,555
Stock Issued for Corporate Development Services	202,836	-	20,632
Increase (Decrease) in Working Capital	9,608	(18,752)	9,608
Total Adjustments	213,657	(18,749)	32,795
Net Cash Used in Operating Activities	(363,860)	(89,754)	(1,163,417)

Cash Flows from Investing Activities:
Equipment (Note 5)	(40,805)	(1,719)	(59,464)
Net Cash Used in Investing Activities	(40,805)	(1,719)	(59,464)

Cash Flows from Financing Activities:
Proceeds from H.E Capital Demand Loan	-	-	1,075,704
Advances Payable	-	103,919	1,000
Proceeds from Issuance of Stock	275,000	1,000	289,623
Net Cash Provided for Financing Activities	275,000	104,919	1,366,327

Net Increase (Decrease) in Cash	(129,665)	13,446	143,446

Cash Balance, Beginning of Period	273,111	-	-
Cash Balance, End of Period	$143,446	$13,446	$143,446

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash transactions
Stock Issued for Corporate Development Services	$202,836	$-	$202,836
Stock Issued to Acquire Assets and Operations of MDK	$3,015,279	$-	$3,015,279
Stock Issued for Repayment of H.E. Capital Demand Loan	$400,000	$-	$1,300,000

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at March 31, 2004

1.

Development Stage Enterprise

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During its first period of operations the Company did not generate sufficient revenues to pay its operating costs and has accumulated operating losses. The continuation of the Company is dependent upon achieving a profitable level of operations as well as maintaining existing long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its net working capital as at March 31, 2004 to complete the development of the Company’s business plan. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

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

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of Image own in aggregate approximately 55% of the common shares of Image Holdings, and so are now the majority shareholders of Image Holdings. Also, as Image Holdings was an inactive company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by Image accompanied by a recapitalization (see note 7 Common Stock). The net monetary liabilities of Image Holdings acquired by Image have been charged to the accumulated deficit.

Image Innovations Sports & Entertainment Inc. (“Image Sports”) was incorporated under the laws of the State of Delaware on January 20, 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. Image Sports has a total of 1,500 authorized common shares with no par value and has 1,000 common shares issued and outstanding as of March 31, 2004. Image Sports is a wholly owned subsidiary of Image Holdings.

As required under reverse takeover accounting, these financial statements have been issued under the name of Image Holdings and reflect the share capital structure of Image Holdings. However, they reflect the financial statements of Image and account for the Acquisition as an acquisition of Image Holdings by Image. The consolidated financial statements therefore include:

(a)	a consolidated balance sheet prepared from the balance sheets of Image Holdings, Image and Image Sports as at March 31, 2004.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at March 31, 2004

(b)
consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) prepared from the statements of operations, cash flows and changes in shareholders’ equity (deficit) of Image Sports for the period from January 20, 2004 (date of incorporation of Image) to March 31, 2004. The results of operations, cash flows and changes in shareholders’ equity (deficit) of Image Holdings are included commencing June 30, 2003, the date of the Acquisition.

(c)	The consolidated statement of operations has been prepared for the period to March 31, 2004.

3.

Acquisition of a Business

Image Sports acquired the inventory and celebrity image memorabilia business carried on by MDK Sports & Entertainment Inc. (“MDK Sports”). The acquisition of assets was completed pursuant to an asset purchase agreement dated March 4, 2004 between Image Innovations Holdings, Image Sports and MDK Sports. As consideration of the sale, transfer and assignment of the assets by MDK Sports to Image Sports, Image Innovations Holdings issued to MDK Sports an aggregate of 4,000,000 restricted shares of Image Innovation Holdings common stock on closing.

Image Sports has also agreed to deliver to MDK Sports the following additional shares of Image Innovations Holdings common stock upon achievement of the milestones set forth below, provided that no shares will be issuable in the event that the milestone is not achieved for whatever reason:

(a)	an aggregate of 2,500,000 shares of Image Innovations Holdings common stock will be issued to MDK Sports in the event that each of the conditions listed below are met:

I.	The trademark License Agreement made on the 25th day of June 2003, by and among Roush Corporation d/b/a Roush Racing and Phizer Inc. and Authentic Legends is transferred to Image Sports;

II.
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
(Unaudited)

As at March 31, 2004

4.

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

Image Innovations Sports & Entertainment Inc. was incorporated under the laws of the State of Delaware on January 20, 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. Image Sports has a total of 1,500 authorized common shares with no par value and has 1,000 common shares issued and outstanding as of March 31, 2004. Image Sports is a wholly owned subsidiary of Image Holdings.

Equipment

Equipment is recorded at cost. The company provides for amortization using the straight-line method at rates designed to amortize the cost of the equipment over its estimated useful lives. The rates are as follows:

Furniture and equipment	6 years
Computer equipment	4 years
Computer software	2 years

Inventory
Inventory is valued at the lower of cost and net realizable value and is determined on the first-in, first-out method.

Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at March 31, 2004

Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Foreign Exchange
Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year. The unrealized translation gains and loses are accumulated in a separate component of stockholders’ equity. Translation exchange gains and losses are reflected in net earnings.

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

5.	Equipment

		Accumulated
	Cost	Amortization	Net book Value
Furniture and equipment	$40,699	$581	$40,118

Computer equipment	9,975	1,264	8,711

Computer software	8,789	709	8,080
	$59,463	$2,554	$56,909

A total of $1,213 has been recognized as depreciation expense for the period ended March 31, 2004.

6.

Demand Loan H. E. Capital S. A.

We have been dependent upon H.E. Capital S.A. (“H.E Capital”), a related party in order to fund the business of Image to date. H.E. Capital has agreed to advance funds to Image in order to finance the start-up of our business operations pursuant to a loan agreement between H.E. Capital and Image.

On March 4 the Company sold 266,667 Units consisting of one (1) Common Share and one (1) Warrant to H.E. Capital at a purchase price equal to US$1.50 per Unit, for an aggregate purchase price of US$400,000. In accordance with The Regulation S Subscription Agreement made between the Company an H.E. Capital. The Purchase Price was paid by H.E. Capital by cancellation of $400,000 of indebtedness of the Company to H.E. Capital.

H.E. Capital had advanced to Image a total of $8,934 as of March 31, 2004. The loans are secured

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at March 31, 2004

by a general security agreement granted by Image against all of its assets. There is no assurance that H.E. Capital will advance additional amounts in order to fund the business of Image.

7.	Common Stock

a)	Image Holdings has authorized 50,000,000 common shares with a par value of $0.001 per share. At March 31, 2004, Image Holdings has issued 24,020,000 shares of common stock to various investors.

b)

Image Holdings issued 4,000,000 common shares to acquire the inventory and business operations of MDK Sports on March 5, 2004. Image Holdings issued 200,000 common shares for services received in connection with the MDK Sports acquisition.

c)
The company has a stock option plan, which allows the Company to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the previous 30 days market price from the date of grant. The stock options expire on December 31, 2005. One third of the stock options vest on June 1, 2004 with the remainder vesting equally over the following 18 months to January 1, 2006. The following summarizes changes in stock options since January 1, 2004:

	Number of	Weighted
	options	average
exercise price
Outstanding, beginning of period	-	-

Granted	1,450,000	$1.26

Exercised	-	-

Forfeited	-	-
Outstanding, end of period	1,450,000	$1.26

As at March 31, 2004, none of the outstanding stock purchase options had vested.

d)
Shares issued to third parties for services rendered and for settlement of debt are recorded based upon the previous 30 days market trading value of the shares from the date of the related agreements to issue the shares.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at March 31, 2004

8.

Commitments

a. License agreements

Image has entered into a license agreement with NHL Enterprises, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery related products. The license is a non-exclusive license for the United States. The license is for a term expiring December 31, 2004.

Image has entered into a license agreement with NHL Enterprises Canada, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery related products in Canada. The license is a non-exclusive license for Canada. The license is for a term expiring December 31, 2005.

Image has also entered into a license agreement with NFL Properties LLC for the grant of a license to use the National Football League mark and other related marks in connection with batteries, flashlights with batteries, e-badge with batteries, radios with batteries, and universal remote controls with batteries. The license will be limited to the United States. The license was for a term expiring March 31, 2004 and Image has received a letter of intent extending the license for a term expiring March 31, 2005.

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

Image has entered into a license agreement with ABC Sports the broadcast network of Monday Night Football, Super Bowl XXXVII, the National Basketball Association, the Bowl Championship Series, the National Hockey League, World Cup soccer, figure skating, professional golf, Indy Racing League and Formula One. The License secured will be for the development and marketing of officially licensed fiber optic apparel products in the United States and Canada for Monday Night Football, ABC Sports, ABC Wide World of Sports and ABC’s Bowl Championship Series. The ABC Sports license expires on September 30, 2005.

Image plans to pursue negotiations with further sports leagues and sports teams to obtain additional license rights.

The annual payments for these licenses for the next three years are as follow:

2004	$85,000
2005	130,000
2006	40,000

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at March 31, 2004

b. Lease commitments Image entered into a lease commencing April 1, 2004 for a five year term for office space. The annual payments under this lease for the next five years are as follows:

2004	$21,584
2005	32,376
2006	32,376
2007	32,376
2008	32,376

Image Sports has entered into a lease commencing January 1, 2004 for a seven year term for office space. The annual payments under this lease for the next five years are as follows:

2004	$18,000
2005	18,000
2006	18,000
2007	18,000
2008	18,000

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Image Innovations Holdings' capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, business development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Image Innovations Holdings files with the SEC, including Image Innovations Holdings’ Annual Report on Form 10-KSB for the year ended December 31, 2003. These factors may cause Image Innovations Holdings' actual results to differ materially from any forward-looking statement. Image Innovations Holdings disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Image Innovations Holdings Inc., formerly Busanda Explorations Inc., (“We”, “Image Innovations Holdings” or the “Company”) completed the acquisition of all of the issued and outstanding shares of Image Innovations Inc., a Delaware corporation (“Image Innovations”) effective June 30, 2003. Image Innovations was incorporated on January 14, 2003 to engage in the business of promotional licensing and branding with the objective of adding value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/ or other recognized trademarks. We have been involved in developing the business of Image Innovations since June 30, 2003.

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

IMAGE SPORTS

Image Innovations Sports & Entertainment Inc. (“Image Sports”), our wholly owned subsidiary, acquired all of the inventory, personal property and material contracts of the celebrity image memorabilia business carried by MDK Sports & Entertainment Inc. (“MDK Sports”) during our first quarter of 2004. The acquisition of assets was completed pursuant to an asset purchase agreement dated March 4, 2004 between Image Innovations Holdings, Image Sports and MDK Sports (the “Asset Purchase Agreement”). As consideration of the sale, transfer and assignment of the assets by MDK Sports to Image Sports, we issued to MDK Sports an aggregate of 4,000,000 restricted shares of Image Innovation Holdings common stock on closing.

We have also agreed to deliver to MDK Sports the following additional shares of our common stock upon achievement of the milestones set forth below, provided that no shares will be issuable in the event that the milestone is not achieved for whatever reason:

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

The inventory of MDK Sports acquired by Image Sports consists of over 22,000 pieces of collectible sports memorabilia and fine art. Image Sports also acquired all contracts and business arrangements that MDK Sports had with artists and sport celebrities. The management of MDK Sports have become consultants of Image Sports with the objective of ensuring that the distribution channels developed by MDK Sports survives the acquisition and is expanded to enhance the distribution of the other subsidiaries in the Image group of companies.

PLAN OF OPERATIONS

We anticipate that we will require approximately $6,800,000 over the next twelve months in order to carry out the plan of operations for Image Innovations and Image Sports. This amount is comprised of the following amounts:

1.
We anticipate that we will spend approximately $2,000,000 to fund the acquisition of inventory for Image Innovations. We will also apply a portion of the proceeds of the sale of inventory sold to the acquisition of additional inventory for the Image Innovations business. We anticipate that sales of inventory will be used to satisfy the revenue commitments pursuant to our license arrangements for Image Innovations, subject to our achieving the necessary sales levels. The amount that we spend to maintain our inventory will be dependent both on the amount of financing that we are able to achieve and upon our success in establishing sales of products bearing the brand names we have licensed.

2.
We anticipate spending approximately $100,000 to research and develop new products under license arrangements for marketing to customers. Included in this estimate is approximately $50,000 to attend trade shows to display and market our products to potential customers, including retailers.

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

4.
We anticipate that we will require approximately $400,000 to fund the acquisition and refurbishing of a warehouse located in Tannersville, New York. $300,000 will be required to complete the purchase of the warehouse and we anticipate spending approximately $75,000 to complete the refurbishing the warehouse. We anticipate that this facility will handle all of our inventory warehousing once acquired and refurbished. We are presently renting distribution space from a facility in Bellingham, Washington on a fee-for-usage basis that is being phased out.
5.
We anticipate our overhead expenses which are currently approximately $150,000 per month will increase as we introduce new products and increase our revenues. If we achieve less than the necessary financing or if our sales are less than projected, then we will scale back our overhead expenses accordingly.

Of the total amount of projected expenditures, we anticipate that approximately one-half of these expenses will be incurred over the next six month period, provided these expenses may be accelerated if we achieve the necessary financing. We are pursing both debt and equity financing in order to raise the necessary funds ($6,800,000) to proceed with the plan of operations for Image Innovations and Image Sports. We have arranged financing with Coach Capital LLC and H.E Capital as described below and continue to pursue other financing opportunities however there is no assurance that the necessary financing will be achieved. Accordingly, there is a risk that we will not achieve additional financing and that we will have to scale back the plan of operations of Image Innovations and Image Sports to reflect the actual proceeds available to us. While H.E. Capital S.A. has provided loans to fund our initial business operations, there is no assurance that H.E. Capital S.A. will advance further funds to us in order to continue to fund our plan of operations. If we are not able to achieve the necessary financing, then our ability to complete our plan of operations and our business and financial condition will be adversely affected. Should we be unable to raise the $6,800,000 we would adjust the operations by reducing the inventory levels and delaying the refurbishing of the warehouse in accordance with available funding.

PRESENTATION OF FINANCIAL INFORMATION

As discussed above, we completed the acquisition of Image Innovations effective June 30, 2003. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which resulted in Image Innovations acquiring Image Innovations Holdings for accounting purposes. Accordingly, Image Innovations is treated as the acquirer for accounting purposes, even though Image Innovations Holdings is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of Image Innovations, but the type of share capital and number of issued and outstanding shares continue to reflect those of Image Innovations Holdings. Image Innovations was incorporated on January 14, 2003.

OPERATING RESULTS

Our Consolidated Statement of Operations and Consolidated Statement of Cash Flows included in this Quarterly Report on Form 10-QSB provide comparative financial information for the results of our operations for the three months from January 1, 2004 to March 31, 2004 to our results of operations for the period from January 14, 2003, being the date of incorporation of Image Innovations, to March 31, 2003. While we have commenced earning revenues, we continue to be in the start-up phase of our operations.

Revenues

We earned revenues of $180,968 for the three months ended March 31, 2004. We earned revenues of $174,114 from sales attributable to our Image Sports sports memorabilia business. These sales included sales of inventory acquired for repurchase and sales of inventory acquired from MDK Sports. We earned revenues of $6,854 from sales attributable to our Image Innovations business, of which $6,529 was attributable to products sold under our NHL and NFL license arrangements.

Our cost of sales was $117,712 for the three months ended March 31, 2004, resulting in a gross margin of $63,256 or 35% of revenues. Cost of sales attributable to our Image Sports business were $114,661, and were comprised of inventory acquisition costs, resulting in gross margins of $59,453 or 34% of revenues. Cost of sales attributable to our Image Innovations business were $3,051, resulting in gross margins of $3,803 or 55% of revenues.

We did not earn any revenues or incur any cost of sales during the period ended March 31, 2003.

Expenses

We incurred expenses totalling $640,773 during the three months ended March 31, 2004, compared to $71,005 for the period ended March 31, 2003. This increase in expenses reflects the expansion of our business operations through our start-up phase and costs associated with the acquisition completed by Image Sports.

Our payroll and consulting expenses increased to $146,327 during the three months ended March 31, 2004, compared to $43,042 during the period ended March 31, 2003. This increase reflects the increase in our staff as our business operations have expanded. We presently have 17 full-time equivalent consultants. We anticipate converting our full-time equivalent consultants to employees during our current fiscal year.

We incurred corporate development expenses in the amount of $318,140 during the three months ended March 31, 2004. These development expenses were comprised primarily of consultant fees payable in connection with the acquisition by Image Sports of the assets acquired from MDK Sports. No corporate development expenses were incurred during the period ended March 31, 2003. The majority of these expenses were paid through the issuance of restricted shares of our common stock.

We incurred product development expenses of $13,942 during the three months ended March 31, 2004, compared to $3,778 for the period ended March 31, 2003. These product development expenses were incurred in connection with the development of products under our license agreements. Product development expenses included expenses associated with the development of our Riddell football helmet radio.

We incurred travel expenses of $50,575 during the three months ended March 31, 2004, compared to $16,152 during the period ended March 31, 2003. These travel expenses were incurred in connection with the acquisition completed by Image Sports, negotiating our license agreements, attending three trade shows, and our establishing contacts for our distribution network.

We anticipate that our operating expenses will continue to increase as we carry out our plan of operations for Image Innovations and Image Sports. These increased operating expenses will be incurred prior to our realizing revenues from sales of products by Image Innovations and Image Sports. In view of these factors, we continue to require financing in order to carry out our plan of operations.

Loss

We incurred a loss of $577,517 for the three months ended March 31, 2004, compared to a loss of $71,005 for the period ended March 31, 2003. $318,140 of our loss is attributable to fees paid by us in connection with the acquisition by Image Sports of the assets acquired from MDK Sports. Our increased losses reflect the fact that our business has expanded concurrent with our efforts to achieve revenues. Our expenses have increased through the start-up phase of our operations as we have expanded our business operations with the objective of achieving revenues.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $143,446 as of March 31, 2004, compared to cash of $273,111 as of December 31, 2003. We had working capital of $3,498,617 as of March 31, 2004, compared to working capital of $222,611 as of December 31, 2003. The increase in working capital is primarily attributable to the acquisition of the inventory assets of MDK Sports in March 2004, as described above under the heading “Image Sports”.

Inventory

Our inventory increased to $3,004,041 as of March 31, 2004 from $nil as of December 31, 2003 as a result of the acquisition of the inventory of MDK Sports. This inventory included the collectible sports memorabilia and fine art inventory of MDK Sports.

Cash Flows

We used cash of $363,860 in operating activities during the three months ended March 31, 2004, compared to $89,754 for the period ended March 31, 2003. Cash used in operating activities was offset by cash of $275,000 provided by financing activities that resulted from a private placement of shares and share purchase warrants during our first quarter. We anticipate we will continue to use cash in our operating activities for the current fiscal year as we implement our plan of operations.

Requirement of Additional Financing to fund Plan of Operations

We anticipate that we will require approximately $6,800,000 over the next twelve months in order to carry out the plan of operations for Image Innovations and Image Sports, as described above under Plan of Operations. Our ability to generate revenues will depend on our ability to obtain financing to fund our plan of operations and our success in implementing our plan of operations. We have no arrangement for the financing of the business of Image Innovations and Image Sports and there is no assurance that the required financing will be obtained. There is no assurance that we will be able to obtain the financing required to enable us to carry out our plan of operations.

We plan to pursue financings through debt and or private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operations for the next twelve months.

We entered into private placement financing with two non-United States investors in March 2004 whereby we raised proceeds of $275,000 from the issuance of shares and share purchase warrants to the investors. See Item 2 of Part II of this Quarterly Report on Form 10-QSB for a description of the securities issued to the investor.

We do not have any arrangements in place for financings and there is no assurance that any financing will be achieved. If any financing is achieved, then it is anticipated that existing shareholders will suffer dilution.

Loan Agreement

We entered into a loan agreement dated April 27, 2004 with Coach Capital LLC (the “Loan Agreement”) whereby we borrowed $800,000 for a six month term. Under the Loan Agreement, we have agreed to pay interest on the principal amount borrowed at the rate of 10% per annum payable monthly for the first four months of the term and at the rate of 18% per annum thereafter. We also agreed to pay a loan fee of $8,000. Further, we have agreed to grant a first charge against our assets and undertaking and the assets and undertaking of its Image Sports and agreed not to grant any additional charges against such assets and undertaking without the prior written consent of Coach Capital LLC. The proceeds will be used to acquire inventory for our Image Sports business.

H.E. Capital

We have been dependent upon H.E. Capital S.A. (“H.E. Capital”) in order to fund the business of Image Innovations to date. H.E. Capital originally agreed to advance up to $500,000 to Image Innovations in order to finance the start-up of our business operations pursuant to a loan agreement between H.E. Capital and Image Innovations dated January 14, 2003. We entered into an amendment to the loan agreement with H.E. Capital on November 5, 2003 whereby H.E. Capital agreed to advance up to $1,000,000 under the terms of the loan agreement. The loans accrued interest at the rate of 9% per annum and were repayable upon demand. The loans were secured by a general security agreement granted by Image Innovations against all of its assets.

H.E. Capital advanced to Image Innovations a total of $1,075,704 as of December 31, 2003. Of the amount advanced during 2003, an aggregate of $900,000 was converted into shares and share purchase warrants effective December 29, 2003. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on the indebtedness of $900,000 that was converted into shares and share purchase warrants. An amount of $175,704 was payable to H.E. Capital as of December 31, 2003. H.E. Capital advanced additional funds to us as a loan during our first quarter. On March 25, 2004, we repaid the balance of $400,000 owing to H.E. Capital, by the issuance of shares and share purchase warrants. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on the indebtedness of $400,000 that was converted into shares and share purchase warrants. No amounts were owed to H.E. Capital as at March 31, 2004. See Item 2 of Part II of this

Quarterly Report on Form 10-QSB for a description of the securities issued to H.E. Capital during our first quarter.

There is no assurance that H.E. Capital S.A. will advance any additional amounts to us in order to continue to fund our business.

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

Inventory

Inventory is valued at the lower of cost and net realizable value and is determined on the first-in, first-out method.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Alain Kardos and Chief Financial Officer, Mr. Derick Sinclair. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

We completed the following sales of our common stock without registration pursuant to the Securities Act of 1933 (the “1933 Act”) during our fiscal quarter ended March 31, 2004:

1.
On March 4, 2004, we completed a private placement with H.E. Capital S.A. whereby we sold 266,667 units at a price of $1.50 per unit for a purchase price of $400,000. The purchase price for the units was paid for by cancellation of indebtedness in the amount of $400,000 owed by us to H.E. Capital. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $2.00 per share until March 4, 2006. No commission or fee was paid in connection with the offering. The sale was completed pursuant to Regulation S of the Act on the basis that H.E. Capital is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2.
On March 4, 2004, we completed a private placement with H.E. Capital whereby we sold 133,333 units at a price of $1.50 per unit for a purchase price of $200,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $2.00 per share until March 4, 2006. No commission or fee was paid in connection with the offering. The sale was completed pursuant to Regulation S of the Act on the basis that H.E. Capital is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3.
We issued 4,000,000 shares of our common stock to MDK Sports & Entertainment Inc. (“MDK Sports”) pursuant to an asset purchase agreement dated March 4, 2004 between Image Innovations Holdings, Image Sports and MDK Sports. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act

4.
On March 12, 2004, we completed a private placement with one non-United States investor whereby we sold 75,000 units at a price of $1.50 per unit for a purchase price of $75,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $2.00 per share until March 12, 2006. No commission or fee was paid in connection with the offering. The sale was completed pursuant to Regulation S of the Act on the basis that the investor is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

5.
On March 16, 2004, we issued 200,000 shares of our common in accordance with an agreement with Wellfleet Partners, Inc. related to the successful conclusion of the asset purchase agreement dated March 4, 2004 between Image Innovations Holdings, Image Sports and MDK Sports. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS REQUIRED BY ITEM 601

Exhibit Number

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment to Articles of Incorporation (4)

10.1	Offer Letter dated June 23, 2003 to the shareholders of Image Innovations Inc. to acquire all of the issued and outstanding shares of Image Innovations Inc., a Delaware corporation (2)

10.2	Loan Agreement dated January 14, 2003 between H.E. Capital SA and Image Innovations Inc. (3)

10.3	Amendment to Loan Agreement dated November 5, 2003 between H.E. Capital SA and Image Innovations Inc. (4)

10.4	Asset Purchase Agreement dated March 4, 2004 between Image Innovations Holdings Inc., Image Innovations Sports & Entertainment Inc. and MDK Sports & Entertainment Inc. (5)

10.5	Loan Agreement between the Company and Coach Capital LLC (6)

14.1	Code of Ethics (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB registration statement filed on December 6, 2002, as amended.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K filed on July 11, 2003.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to our Current Report on Form 8-K originally filed on July 11, 2003.
(4)	Previously filed as an Exhibit to our Quarterly Report on Form 10-QSB filed on November 14, 2003.
(5)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB on April 14, 2004
(6)	Previously filed as an Exhibit to our Current Report on Form 8-K filed on May 5, 2004
(7)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

During our fiscal quarter ended September 30, 2003, we filed a Current Report on Form 8-K on July 11, 2003 to disclose our acquisition of Image Innovations. This Current Report on Form 8-K was further amended on July 21, 2003, September 23, 2003 and again on March 2, 2004.

We filed a Current Report on Form 8-K on January 6, 2004 to disclose our issuance of securities to H.E. Capital on December 29, 2003.

Subsequent to March 31, 2004, we filed a Current Report on Form 8-K on May 5, 2004 to disclose our loan agreement with Coach Capital LLC.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INNOVATIONS HOLDINGS INC.

Date: MAY 13, 2004

By:	/s/ Alain Kardos

ALAIN KARDOS
Chief Executive Officer
and Director

By:	/s/ Derick Sinclair

DERICK SINCLAIR
Chief Financial Officer
and Director