Form 10QSB
period 2004-06-30
IMAGE INNOVATIONS HOLDINGS INC
filed 2004-07-09
CIK 1063842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2004

  ☐   Transition Report under 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to

Commission File Number 0-50119

IMAGE INNOVATIONS HOLDINGS INC.
(Exact name of small Business Issuer as specified in its charter)

NEVADA	91-1898414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

432 PARK AVENUE SOUTH
NEW YORK, NY	10022
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	(518) 589-9994

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,310,000 Shares of $0.001 par value Common Stock outstanding as of
June 30, 2004.

Transitional Small Business Disclosure Format (check one):
Yes   ☐    No      ☒

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Interim Consolidated Balance Sheet
(Unaudited)

	June 30	December 31
	2004	2003
ASSETS

Current Assets
Cash	$71,188	$273,111
Accounts receivable trade	753,673	-
Amounts receivable from tax authorities	28,090	12,000
Inventory	3,292,629	-
Deposits & Prepaid expenses	671,267	135,554
Total current assets	4,816,847	420,665

Equipment (Note 5)	67,312	17,317

Total Assets	$4,884,159	$437,982

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$275,335	$22,350
Promissory Note (Note 6)	800,000	-
Demand loan H.E. Capital S.A. (Note 7)	336,897	175,704

Total current liabilities	1,412,232	198,054

Commitments (note 9)

Stockholders' Equity
Common Stock (note 8)	24,310	19,370
50,000,000 authorized shares, par value $.001
24,310,000 shares issued and outstanding
1,650,000 share warrants issued and outstanding

Preferred Stock	-	-
1,000,000 authorized preferred shares, par value $.01
Nil shares issued and outstanding
Additional Paid in Capital	5,297,067	859,253

Accumulated Deficit	(1,849,450)	(638,695)

Total stockholders' equity	3,471,927	239,928

Total liabilities and equity	$4,884,159	$437,982

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Interim Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Period From	Period From
	Ended June 30,	Ended June 30,	Ended June 30,	January 14, 2003	January 14, 2003
	2004	2003	2004	to June 30, 2003	to June 30, 2004

Revenues:
Revenues	$738,358	$-	$919,326	$-	$1,024,485

	738,358	-	919,326	-	1,024,485

Cost of sales	410,313	-	528,025	-	582,793

Gross Margin	328,045	-	391,301	-	441,692

Expenses:
Advertising & Marketing	12,750	-	19,127	-	43,529
Automobile operating expenses	8,995	-	10,795	-	13,557
Brokerage	3,460	-	3,460	-	6,466
Contract fees	-	-	25	-	25
Corporate Development	301,703	-	619,843	-	619,843
Depreciation	2,409	151	3,622	154	4,964
Insurance	21,485	10,284	29,506	10,284	43,318
Interest expense	14,667	-	14,667	-	14,667
Legal and Audit	47,690	750	84,904	1,821	91,259
Maintenance & Repairs	-	-	1,355	-	1,355
Office & General Expenses	27,613	21,293	38,827	40,625	83,273
Payroll & Consulting	355,476	69,244	501,803	112,286	806,135
Postage and Courier	12,534	-	18,589	-	18,589
Product Delivery & Development	34,493	11,567	55,909	15,345	104,650
Rent and Utilities	19,115	6,680	26,289	7,080	46,000
Royalties	-	-	-	-	125,000
Sponsorship	20,000	-	20,000	-	20,000
Telecommunications	15,280	3,514	19,600	6,893	31,906
Transfer Agent and Filing Fees	1,523	-	3,223	-	5,797
Travel	56,539	-	123,085	-	181,533
Warehousing	5,551	-	7,427	-	9,276

Total Expenses	961,283	123,483	1,602,056	194,488	2,271,142

Net Income before Taxes	(633,238)	(123,483)	(1,210,755)	(194,488)	(1,829,450)

Provision for Income Taxes:
Income Tax	-	-	-	-	-

Net Income (Loss)	$(633,238)	$(123,483)	$(1,210,755)	$(194,488)	$(1,829,450)

Basic and Diluted Earnings Per Common Share	$(0.03)	$(0.62)	$(0.05)	$(1.77)	$(0.13)

Weighted Average number of Common Shares
used in per share calculations	23,976,209	200,495	22,444,643	109,707	13,937,410

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Interim Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Number	$0.001	Additional	Accumulated	Shareholders'
	of Shares	Par Value	Paid-In Capital	Deficit	Equity
Shares issued on incorporation on January
14, 2003	1,000	$-	$1,000	$-	$1,000

Adjustment to Accumulated Deficit to
recognize costs related to the transaction	-	-	-	(20,000)	(20,000)

Prior Image share capital, replaced by
Image Holdings share capital upon
consolidation under reverse takeover
accounting	(1,000)	-	-	-	-

Current Image share capital, replaced by
Image Holdings share capital upon
consolidation under reverse takeover
accounting	18,170,000	18,170	(1,000)	(17,170)	-

Net monetary liabilities of Busanda
acquired by Image	-	-	-	(22,377)	(22,377)

Transferred to Additional Paid In Capital	-	-	(39,547)	39,547	-

Shares issue for payment of debt	1,200,000	1,200	898,800	-	900,000

Net Income (Loss)	-	-	-	(618,695)	(618,695)

Balance, December 31, 2003	19,370,000	19,370	859,253	(638,695)	239,928

Shares issued for consulting services	200,000	$200	$202,636	$-	$202,836
Shares issued for payment of debt	266,667	267	399,733	-	400,000
Shares issued for cash	183,333	183	274,817	-	275,000

Shares issued to acquire Inventory and
business operations of MDK Sports	4,000,000	4,000	3,011,279	-	3,015,279

Net Income (Loss)	-	-	-	(577,517)	(577,517)

Balance March 31, 2004	24,020,000	24,020	4,747,718	(1,216,212)	3,555,526

Shares issued for consulting services	290,000	290	471,949	-	472,239
Stock Based Compensation	-	-	77,400	-	77,400

Net Income (Loss)	-	-	-	(633,238)	(633,238)

Balance June 30, 2004	24,310,000	$24,310	$5,297,067	$(1,849,450)	$3,471,927

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Interim Consolidated Statement of Cash Flows
(Unaudited)

	Three Months	Three Months	Six Months	Period From	Period From
	Ended June 30,	Ended June 30,	Ended June 30,	January 14, 2003	January 14, 2003
	2004	2003	2004	to June 30, 2003	to June 30, 2004

Operating Activities:
Net Income (Loss)	(633,238)	$(123,483)	$(1,210,755)	$(194,488)	$(1,829,450)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
Depreciation	2,409	151	3,622	154	4,964
Stock Based Compensation	77,400	-	77,400	-	77,400
Stock Issued for Corporate Development Services	472,239	-	675,075	-	492,871
Change in non-cash working capital	(1,106,219)	(115,762)	(1,096,611)	(134,511)	(1,096,611)

Total Adjustments	(554,171)	(115,611)	(340,514)	(134,357)	(521,376)

Net cash provided/(used) in operating activities	(1,187,409)	(239,094)	(1,551,269)	(328,845)	(2,350,826)

Investing Activities:
Equipment purchases	(12,812)	(2,913)	(53,617)	(4,635)	(72,276)

Net Cash Used in Investing Activities	(12,812)	(2,913)	(53,617)	(4,635)	(72,276)

Financing Activities:
Proceeds from H.E Capital Demand Loan	327,963	247,921	327,963	351,840	1,403,667
Proceeds from Promissory Note	800,000	-	800,000	-	800,000
Advances Payable	-	14,623	-	14,623	1,000
Proceeds from Issuance of Stock	-	-	275,000	1,000	289,623

Net Cash Provided for Financing Activities	1,127,963	262,544	1,402,963	367,463	2,494,290

Net Increase (Decrease) in Cash	(72,258)	20,537	(201,923)	33,983	71,188

Cash Balance, Beginning of Period	143,446	13,446	273,111	-	-

Cash Balance, End of Period	$71,188	$33,983	$71,188	$33,983	$71,188

Supplemental Disclosures:
Cash Paid for interest	$14,667	$-	$14,667	$-	$14,667
Cash Paid for income taxes	$-	$-	$-	$-	$-
Non-cash transactions
Stock Based Compensation	$77,400	$-	$77,400	$-	$77,400
Stock Issued for Corporate Development Services	$472,239	$-	$675,075	$-	$202,836
Stock Issued to Acquire Assets and Operations of MDK	$-	$-	$3,015,279	$-	$3,015,279
Stock Issued for Repayment of H.E. Capital Demand Loan	$-	$-	$400,000	$-	$1,300,000

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at June 30, 2004

1.	Development Stage Enterprise

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During its first period of operations the Company did not generate sufficient revenues to pay its operating costs and has accumulated operating losses. The continuation of the Company is dependent upon achieving a profitable level of operations as well as maintaining existing long-term financing. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company has committed all of its net working capital as at June 30, 2004 to complete the development of the Company's business plan. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available to sustain operations.

2.	Basis of preparation and presentation:

The consolidated unaudited interim financial statements of the Company as of June 30, 2004 and for the three and six months ended June 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, and does not include all disclosures required by generally accepted accounting principles in the United States. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of their operations for the three and six months ended June 20, 2004 and 2003 and from inception (January 14, 2003) to June 30, 2004, and their cash flows for the three and six months ended June 30, 2004 and 2003 and from inception (January 14, 2003) to June 30, 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared to reflect the legal acquisition on June 30, 2003 of Image Innovations Inc. ("Image") by Image Innovations Holdings Inc. formerly Busanda Explorations Inc. ("Image Holdings") (the "Acquisition"). The consolidated financial statements of Image Holdings give effect to the Acquisition under which the shareholders of Image exchanged all of their common shares of Image for common shares of Image Holdings.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements (Unaudited)

As at June 30, 2004

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of Image own in aggregate approximately 55% of the common shares of Image Holdings, and so are now the majority shareholders of Image Holdings. Also, as Image Holdings was an inactive company with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by Image accompanied by a recapitalization (see note 8 Common Stock). The net monetary liabilities of Image Holdings acquired by Image have been charged to the accumulated deficit.

Image Innovations Sports & Entertainment Inc. ("Image Sports") was incorporated under the laws of the State of Delaware on January 20, 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. Image Sports has a total of 1,500 authorized common shares with no par value and has 1,000 common shares issued and outstanding as of June 30, 2004. Image Sports is a wholly owned subsidiary of Image Holdings.

As required under reverse takeover accounting, these financial statements have been issued under the name of Image Holdings and reflect the share capital structure of Image Holdings. However, they reflect the financial statements of Image and account for the Acquisition as an acquisition of Image Holdings by Image. The consolidated financial statements therefore include:

	(a)	a consolidated balance sheet prepared from the balance sheets of Image Holdings, Image and Image Sports as at June 30, 2004.

(b)
consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) prepared from the statements of operations, cash flows and changes in shareholders' equity (deficit) of Image Sports for the period from January 20, 2004 (date of incorporation of Image Sports) to June 30, 2004. The results of operations, cash flows and changes in shareholders' equity (deficit) of Image Holdings are included commencing June 30, 2003, the date of the Acquisition.

	(c)	The consolidated statement of operations has been prepared for the period to June 30, 2004.

3.

Acquisition of a Business

Image Sports acquired the inventory and celebrity image memorabilia business carried on by MDK Sports & Entertainment Inc. ("MDK Sports"). The acquisition of assets was completed pursuant to an asset purchase agreement dated March 4, 2004 between Image Innovations Holdings, Image Sports and MDK Sports. As consideration of the sale, transfer and assignment of the assets by MDK Sports to Image Sports, Image Innovations Holdings issued to MDK Sports an aggregate of 4,000,000 restricted shares of Image Innovation Holdings common stock on closing.

Image Sports has also agreed to deliver to MDK Sports the following additional shares of Image Innovations Holdings common stock upon achievement of the milestones set forth below, provided that no shares will be issuable in the event that the milestone is not achieved for whatever reason:

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at June 30, 2004

(a)	an aggregate of 2,500,000 shares of Image Innovations Holdings common stock will be issued to MDK Sports in the event that each of the conditions listed below are met:

	I.	The trademark License Agreement made on the 25 th day of June 2003, by and among Roush Corporation d/b/a Roush Racing and Phizer Inc. and Authentic Legends is transferred to Image Sports;

II.
The Authentic Legends Affiliations Agreement by and between Millennium International Sports and Entertainment, LLC and Carlo Beninati dated 5 th day of November, 2003 whereby Carlo Beninati is to create a unique original work of art on canvas using the likeness of Mark Martin is transferred to Image Sports; and

(b)
an aggregate of 1,500,000 shares of Image Innovations Holdings common stock will be issued to MDK Sports in the event that a Trademark License Agreement is made by and among Tony Stewart's Race team and Tony Stewart's Sponsor and Image Sports.

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

Image has been established to become a recognized player in the field of promotional licensing and branding. Image's goal is to add value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/or household trademarks.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at June 30, 2004

Image Innovations Sports & Entertainment Inc. was incorporated under the laws of the State of Delaware on January 20, 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Delaware. Image Sports has a total of 1,500 authorized common shares with no par value and has 1,000 common shares issued and outstanding as of June 30, 2004. Image Sports is a wholly owned subsidiary of Image Holdings.

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

Foreign Exchange

Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year. The unrealized translation gains and loses are accumulated in a separate component of stockholders' equity. Translation exchange gains and losses are reflected in net earnings.

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

As at June 30, 2004

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Stock based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its employee stock option plans. Under this method, compensation expense is recorded on the vesting date only if the current market price of the underlying stock exceeds the exercise price at the date of grant. SFAS No.123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants. Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

5.	Equipment
			Accumulated
			Amortization
		Cost		Net book Value

	Furniture and equipment	$45,278	$1,139	$44,139

	Warehouse Equipment	6,000	-	6,000

	Computer equipment	12,208	2,016	6,981

	Computer software	8,789	1,808	6,981

		$72,275	$4,963	$67,312

A total of $3,622 has been recognized as depreciation expense for the six months ended June 30, 2004.

6.

Promissory Note

A promissory note was issued to a third party on April 27, 2004 and is due on October 27, 2004. The note bears interest monthly at the rate of 10% per annum in monthly instalments of $6,667 on May 27, June 27, July 27 and August 27, 2004, and thereafter at the rate of 18% per annum in monthly instalments of $12,000 commencing on September 27, 2004. The promissory note provides that the principle amount may be prepaid in whole or in part at any time without notice or penalty.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at June 30, 2004

7.	Demand Loan H. E. Capital S. A.

The Company has been dependent upon H.E. Capital S.A. ("H.E Capital"), a related party in order to fund the business of Image to date. H.E. Capital has agreed to advance funds to Image in order to finance the start-up of our business operations pursuant to a loan agreement between H.E. Capital and Image.

On March 4, 2004 the Company sold 266,667 Units consisting of one (1) Common Share and one (1) Warrant to H.E. Capital at a purchase price equal to US$1.50 per Unit, for an aggregate purchase price of US$400,000, in accordance with The Regulation S Subscription Agreement made between the Company an H.E. Capital. The Purchase Price was paid by H.E. Capital by cancellation of $400,000 of indebtedness of the Company to H.E. Capital.

H.E. Capital had advanced to Image a total of $336,897 as of June 30, 2004. The loans are secured by a general security agreement granted by Image against all of its assets. There is no assurance that H.E. Capital will advance additional amounts in order to fund the business of Image.

8.	Common Stock

(a) Image Holdings has authorized 50,000,000 common shares with a par value of $0.001 per share. At June 30, 2004, Image Holdings has issued 24,310,000 shares of common stock to various investors.

(b)
Image Holdings issued 4,000,000 common shares to acquire the inventory and business operations of MDK Sports on March 5, 2004. Image Holdings issued 200,000 common shares for services received in connection with the MDK Sports acquisition.

(c)
The company has a stock option plan, which allows the Company to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the previous 30 days market price from the date of grant. The stock options expire ten years from date of grant. One third of the stock options vest on June 1, 2004 with the remainder vesting equally over the following 18 months to January 1, 2006.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at June 30, 2004

The following summarizes changes in stock options since January 1, 2004:

	Number of	Weighted
	options	average
exercise price
Outstanding, beginning of period	-	-
Granted	1,450,000	$1.48
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	1,450,000	$1.48

As at June 30, 2004, 483,333 of the outstanding stock purchase options have vested.

(d)	Restricted Shares issued to third parties for services rendered and for settlement of debt are valued at 80% of the average trading price of the shares over the previous 30 days from the date of the related agreements to issue the shares.

(e)	The fair value of each option granted was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Dividend rate	0.00%
Risk free interest rate	3.18%
Expected life	1.5 years
Expected volatility	50%

The company issued 1,450,000 options during the period of which 483,333 had vested as at June 30, 2004. Using these assumptions the estimated fair value of each option granted ranges from $0.32 to $1.00 producing a total estimated fair value of $244,973. The company's accounting policy recognizes the intrinsic value of options granted with a strike price below the market value of the stock on the date the option was granted. As a result the Company recorded a stock option compensation expense of $77,400. The difference between the total estimated fair value

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at June 30, 2004

and the expense recorded by the Company was $167,573. This difference was not recorded by the Company.

Had the stock option compensation been recorded the pro-forma results are as follows:

	Three months	Six months
	ended June 30,	ended June 30,
	2004	2004

Net loss for the period	$(633,238)	$(1,210,755)
Stock option compensation	167,573	167,573

Proforma loss for the period	$(800,811)	$(1,378,328)

Proforma loss per share	$(0.03)	$(0.06)

As at March 31, 2004 no options had vested and no options were granted during the 2003 fiscal year.

9.	Commitments

(a)
License agreements - Image has entered into a license agreement with NHL Enterprises, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery related products. The license is a non-exclusive license for the United States. The license is for a term expiring December 31, 2004.

Image has entered into a license agreement with NHL Enterprises Canada, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery related products in Canada. The license is a non-exclusive license for Canada. The license is for a term expiring December 31, 2005.

Image has entered into a license agreement with NFL Properties LLC for the grant of a license to use the National Football League mark and other related marks in connection with batteries, flashlights with batteries, e-badge with batteries, radios with batteries, and universal remote controls with batteries. The license will be limited to the United States. The license was for a term expiring March 31, 2004 and Image has received a letter of intent extending the license for a term expiring March 31, 2005.

Image has entered into a license agreement with Riddell Sports Group. Riddell is the official supplier of Football helmets to the NFL and supplies helmets to most football teams of the NCAA and the CFL. Under the terms of the agreement Image Innovations Inc. will manufacture and distribute a pocket size AM/FM radio with ear jacks, replicating Riddell-style football helmet. The initial term of the agreement is for one year with renewal terms up to the year 2005 if certain conditions are fulfilled.

IMAGE INNOVATIONS HOLDINGS INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

As at June 30, 2004

Image has entered into a license agreement with ABC Sports the broadcast network of Monday Night Football, Super Bowl XXXVII, the National Basketball Association, the Bowl Championship Series, the National Hockey League, World Cup soccer, figure skating, professional golf, Indy Racing League and Formula One. The License secured will be for the development and marketing of officially licensed fiber optic apparel products in the United States and Canada for Monday Night Football, ABC Sports, ABC Wide World of Sports and ABC's Bowl Championship Series. The ABC Sports license expires on September 30, 2005.

Image Innovations has entered into a retail license agreement with MLB Properties, for the license to use Major league Baseball trademarks, service marks, copyright, and trade dress. Under the terms of the agreement Image Innovations will manufacture and distribute alkaline batteries, keychain flashlights, cell phone holders and flashing spinning toy all featuring Club Logos. The initial term of the agreement is from June 1, 2004 to December 31, 2005 with a royalty rate of 11% of net sales.

Image plans to pursue negotiations with further sports leagues and sports teams to obtain additional license rights.

The annual payments for these licenses for the next three years are as follow:

2004	$189,000
2005	118,000
2006	20,000

(b)	Lease commitments - Image entered into a lease commencing April 1, 2004 for a five year term for office space. The annual payments under this lease for the next five years are as follows:

2004	$55,174
2005	66,000
2006	66,000
2007	66,000
2008	66,000

Image Sports has entered into a lease commencing January 1, 2004 for a seven year term for office space. The payments under this lease for the next five years are $18,000 per year.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Image Innovations Holdings' capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, business development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Image Innovations Holdings files with the SEC, including Image Innovations Holdings' Annual Report on Form 10-KSB for the year ended December 31, 2003 and subsequent Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K. These factors may cause Image Innovations Holdings' actual results to differ materially from any forward-looking statement. Image Innovations Holdings disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Image Innovations Holdings Inc., formerly Busanda Explorations Inc., ("We", "Image Innovations Holdings" or the "Company") completed the acquisition of all of the issued and outstanding shares of Image Innovations Inc., a Delaware corporation ("Image Innovations") effective June 30, 2003. Image Innovations was incorporated on January 14, 2003 to engage in the business of promotional licensing and branding with the objective of adding value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/ or other recognized trademarks. We have been involved in developing the business of Image Innovations since June 30, 2003. We have been involved in developing the business of Image Sports & Entertainment since March 2004.

ACQUISITION OF IMAGE INNOVATIONS

We completed the acquisition of all of the issued and outstanding shares of Image Innovations effective June 30, 2003 pursuant to offers made by us dated June 23, 2003 to all the shareholders of Image Innovations to purchase their shares in exchange for an aggregate of 10,000,000 shares of our common stock on the basis of 10,000 shares for each outstanding share of Image Innovations. It was a condition precedent of closing that all shareholders of Image Innovations accept our offer and that audited financial statements of Image Innovations had been delivered to us. We issued 10,000,000 shares of our common stock to the existing shareholders of Image Innovations in consideration of the transfer by the existing shareholders of all of their shares of Image Innovations to us. As a result of this transaction, Image Innovations became a wholly owned subsidiary of Image Innovations Holdings.

IMAGE SPORTS & ENTERTAINMENT

Image Innovations Sports & Entertainment Inc. ("Image Sports & Entertainment"), our wholly owned subsidiary, acquired all of the inventory, personal property and material contracts of the celebrity image memorabilia business carried by MDK Sports & Entertainment Inc. ("MDK Sports") during our first quarter of 2004. The acquisition of assets was completed pursuant to an asset purchase agreement dated March 4, 2004 between Image Innovations Holdings, Image Sports & Entertainment and MDK Sports (the "Asset Purchase Agreement"). As consideration of the sale, transfer and assignment of the assets by MDK Sports to Image Sports & Entertainment, we issued to MDK Sports an aggregate of 4,000,000 restricted shares of Image Innovation Holdings common stock on closing.

We have also agreed to deliver to MDK Sports the following additional shares of our common stock upon achievement of the milestones set forth below, provided that no shares will be issuable in the event that the milestone is not achieved for whatever reason:

(a)	an aggregate of 2,500,000 shares of Image Innovations Holdings common stock will be issued to MDK Sports in the event that each of the conditions listed below are met:

	(i)	The trademark License Agreement made on the 25 th day of June 2003, by and among Roush Corporation d/b/a Roush Racing and Pfizer Inc. and Authentic Legends is transferred to Image Sports & Entertainment;

	(ii)	The Authentic Legends Affiliations Agreement by and between Millennium International Sports and Entertainment, LLC and Carlo Beninati dated 5 th day of November, 2003 whereby Carlo Beninati is to create a unique original work of art on canvas using the likeness of Mark Martin is transferred to Image Sports & Entertainment; and

(b)
an aggregate of 1,500,000 shares of Image Innovations Holdings common stock will be issued to MDK Sports in the event that a Trademark License Agreement is made by and among Tony Stewart's Race team and Tony Stewart's Sponsor and Image Sports & Entertainment.

The inventory of MDK Sports acquired by Image Sports & Entertainment consists of over 22,000 pieces of collectible sports memorabilia and fine art. Image Sports & Entertainment also acquired all contracts and business arrangements that MDK Sports had with artists and sport celebrities. The management of MDK Sports have become consultants of Image Sports & Entertainment with the objective of ensuring that the distribution channels developed by MDK Sports survives the acquisition and is expanded to enhance the distribution of the other subsidiaries in the Image group of companies.

PLAN OF OPERATIONS

We anticipate that we will require approximately $6,800,000 over the next twelve months in order to carry out the plan of operations for Image Innovations and Image Sports & Entertainment. This amount is comprised of the following amounts:

1.
We anticipate that we will spend approximately $2,000,000 to fund the acquisition of additional inventory for Image Innovations. We will also apply a portion of the proceeds of the sale of inventory sold to the acquisition of additional inventory for the Image Innovations business. We anticipate that sales of inventory will be used to satisfy the revenue commitments pursuant to our license arrangements for Image Innovations, subject to our achieving the necessary sales levels. The amount that we spend to maintain our inventory will be dependent both on the amount of financing that we are able to achieve and upon our success in establishing sales of products bearing the brand names we have licensed.

2.
We anticipate that we will spend approximately $1,500,000 to to fund the acquisition of additional inventory of celebrity art creations for the business of Image Sports & Entertainment. We anticipate that we will maintain our inventory of sports memorabilia at the present level of approximately $2,800,000 as opportunities to acquire unique memorabilia present themselves. The celebrity art creations inventory include the cost of creating the celebrity art creations and the cost of paying celebrities to endorse the art creations that are created for Image Sports & Entertainment. Our ability to acquire additional inventory for our Image Sports & Entertainment business will be contingent upon the amount of financing that we are able to obtain.

3.
We anticipate that we will require approximately $2,100,000 in additional working capital, excluding inventory, to primarily fund accounts receivables from our customers. We anticipate that we will be required to provide our customers approximately 45 days credit.

4.	We will require $800,000 to repay a promissory note due on October 27, 2004.

5.
We require approximately $350,000 to complete the acquisition and refurbishing of our warehouse located in Tannersville, New York. $290,000 will be required to complete the purchase of the warehouse and we anticipate spending approximately $60,000 to complete the refurbishing of the warehouse. We anticipate that this facility will handle all of our inventory warehousing once acquired and refurbished.

6.
We anticipate our overhead expenses which are currently approximately $250,000 per month will increase as we introduce new products and increase our revenues. If we achieve less than the necessary financing or if our sales are less than projected, then we will scale back our overhead expenses accordingly.

Of the total amount of projected expenditures, we anticipate that approximately $4,000,000 of these expenses will be incurred over the next six month period, provided these expenses may be accelerated if we achieve the necessary financing. We are pursuing both debt and equity financing in order to raise $10,000,000 to proceed with the plan of operations for Image Innovations and Image Sports & Entertainment and to provide funding to accelerate the plan of operations of Image Sports & Entertainment. We have arranged financing with Coach Capital LLC and H.E Capital as described below and continue to pursue other financing opportunities however there is no assurance that the necessary financing will be achieved. Accordingly, there is a risk that we will not achieve additional financing and that we will have to scale back the plan of operations of Image Innovations and Image Sports & Entertainment to reflect the actual proceeds available to us. While H.E. Capital S.A. has provided loans to fund our initial business operations, there is no assurance that H.E. Capital S.A. will advance further funds to us in order to continue to fund our plan of operations. If we are not able to achieve the necessary financing, then our ability to complete our plan of operations and our business and financial condition will be adversely affected. Should we be unable to raise the $10,000,000 we would adjust the operations by reducing the inventory levels and delaying the refurbishing of the warehouse in accordance with available funding.

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

OPERATING RESULTS

Our Consolidated Statement of Operations and Consolidated Statement of Cash Flows included in this Quarterly Report on Form 10-QSB provide comparative financial information for the results of our operations for the six months from January 1, 2004 to June 30, 2004 to our results of operations for the period from January 14, 2003, being the date of incorporation of Image Innovations, to June 30, 2003. While we have commenced earning revenues, we continue to be in the start-up phase of our operations. Our operating results for the six months and three months ended June 30, 2004 include the results of operations of our Image Sports & Entertainment business commencing in March 2004

Revenues

Our revenues, costs of sales and gross margins for the six months and three months ended June 30, 2004 are summarized as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Six Months Ended June 30, 2004
	($)	(%)	($)	(%)
Revenues from Image Sports & Entertainment sports memorabilia business	$712,575	96.5%	$886,690	96.5%
Revenues from Image Innovations licensed products business	$25,783	3%.5	$32,636	3.5%
Total Revenues	$738,358	100%	$919,326	100%
Cost of Sales attributable to Image Sports & Entertainment sports memorabilia business	$401,963	98.0%	$516,624	97.8%
Cost of Sales attributable to Image Innovations licensed products business	$8,350	2.0%	$11,401	2.2%
Total Cost of Sales	$410,313	100%	$528,025	100%
Gross Margins attributable to Image Sports & Entertainment sports memorabilia business	$310,612	94.7%	$370,066	94.6%
Gross Margins attributable to Image Sports & Entertainment sports memorabilia business, as a percentage of revenues	43.6%	N/A	41.7%	N/A
Gross Margins attributable to Image Innovations licensed products business	$17,433	5.3%	$21,235	5.4%
Gross Margins attributable to Image Innovations licensed products business, as a percentage of revenues	67.6%	N/A	65.1%	N/A
Total Gross Margin	$328,045	100%	$391,301	100%

The increase in revenues was primarily attributable to our Image Sports & Entertainment sports and entertainment memorabilia business which commenced in operations in March 2004. Sales attributable to our Image Sports & Entertainment memorabilia business included (i) sales from our Mark Martin celebrity fine art sports memorabilia created by our artist Carlo Beninati; (ii) sales from our Jack Nicklaus celebrity fine art sports memorabilia acquired for resale and (ii) sales of inventory acquired from MDK Sports.

Our Image Innovations licensed products business continues to develop. As the distribution channels mature orders are being taken for delivery in the third quarter. Approximately $100,000 worth of orders were received before June 30, 2004 for delivery for the start of the NFL season in July and August. Image Innovations inventory at June 30, 2004 was $135,274 with approximately $600,000 in transit.

Gross Margins for our Image Sports & Entertainment business were $310,612 for the three months ending June 30. The Cost of Sales for Image Sports & Entertainment fine art memorabilia created by our artists include the cost of creating the original work of art, the appearance and signing fees paid to he celebrity and the cost limited edition reproductions, Any recurring monthly cost associated with retaining our artists are included in overheads. In addition to the fine art sports and entertainment memorabilia Image Sports & Entertainment maintains an inventory of sports and entertainment memorabilia for resale. This inventory consists of approximately $3,000,000 for sports and entertainment inventory acquired in the MDK Sports acquisition and additional sports and entertainment memorabilia items that we believe can be sold through our distribution channels at a profit.

Gross Margins for our Image Innovations business were $17,433 for the three months ending June 30, 2004. Image Innovations develops its own products that are manufactured in China and shipped to our warehouse in Tannersville New York. The Cost of Sales for Image Innovations include all the costs incurred to manufacture and deliver the product to our warehouse. Image Innovations pays a percentage of gross sales to its licensors as a royalty for the use of the brand name. These royalty payments are also included in cost of sales. The cost of developing the products are included in overheads.

Expenses

We incurred expenses totalling $1,529,061 during the six months ended June 30, 2004, compared to $194,448 for the period ended June 30, 2003. We incurred expenses totalling $884,766 during the three months ended June 30, 2004, compared to $123,483 for the three months ended June 30, 2003. This increase in expenses reflects the expansion of our business operations through our start-up phase, costs associated with the acquisition completed by Image Sports & Entertainment and costs associated with the start-up of our Image Sports & Entertainment and Image Innovations businesses.

Our payroll and consulting expenses increased to $424,403 during the six months ended June 30, 2004, compared to $112,286 during the period ended June 30, 2003. Our payroll and consulting expenses increased to $278,076 during the three months ended June 30, 2004, compared to $69,244 during the three months ended June 30, 2003. These increases reflects the increase in our staff as our business operations have expanded. We presently have 18 full-time equivalent employees and consultant contractors. We anticipate converting our full-time equivalent consultant contractors to employees during our current fiscal year.

We incurred corporate development expenses in the amount of $619,843 during the six months ended June 30, 2004, of which $301,703 was incurred during the three months ended June 30, 2004. These development expenses were comprised primarily of consultant fees payable in connection with the acquisition by Image Sports & Entertainment of the assets acquired from MDK Sports. During the three months ending June 30, 2004 the Company contracted financial consultants to assist the company in developing financial information and business strategies with a total cost of $210,102. In addition to enhance the management team's depth and breadth of industry contacts, the Company established an advisory board consisting of well-know industry players. The Company entered into contracts with its advisory board members and incurred costs of $42,039. The majority of these expenses were paid through the issuance of restricted shares of our common stock. In addition Image Sports & Entertainment held a number of events to promote the company during the unveiling and signing of the sports and entertainment fine art memorabilia created by our artists incurring cost of $36,251.

We incurred product development expenses of $55,909 during the six months ended June 30, 2004, compared to $15,345 for the period ended June 30, 2003. We incurred product development expenses of

$34,493 during the three months ended June 30, 2004, compared to $11,567 for the three months ended June 30, 2003. These product development expenses were incurred in connection with the development of products under our license agreements. Product development expenses included expenses associated with the development of our Riddell football helmet radio, and other product development including; mould charges, artwork for custom packaging, clamshell development as well as the production of barcode decals for all the products.

We incurred travel expenses of $123,085 during the six months ended June 30, 2004, of which $56,539 was incurred during the three months ended June 30, 2004. These travel expenses were incurred in connection with the acquisition completed by Image Sports & Entertainment, negotiating our license agreements, attending three trade shows, establishing and maintaining contacts for our distribution network, visiting customers, coordinating and attending the signings of our memorabilia and limited edition fine art creations by the subject celebrity and our artists, and traveling to our offices in Tannersville, NY and New York, NY to ensure the smooth integration of our operations.

We anticipate that our operating expenses will continue to increase as we carry out our plan of operations for Image Innovations and Image Sports & Entertainment. These increased operating expenses will be incurred prior to our realizing revenues from sales of products by Image Innovations and Image Sports & Entertainment. In view of these factors, we continue to require financing in order to carry out our plan of operations.

Loss

We incurred a loss of $1,133,355 for the six months ended June 30, 2004, compared to a loss of $194,488 for the period ended June 30, 2003. We incurred a loss of $555,838 for the three months ended June 30, 2004, compared to a loss of $123,483 for the three months ended June 30, 2003. Our increased losses reflect the fact that our business has expanded concurrent with our efforts to achieve revenues. This expansion included the acquisition of Image Sports & Entertainment assets in our first quarter which resulted in expenses associated with the acquisition, but with minimal revenue attributable to this business during our first quarter. Our expenses have increased through the start-up phase of our operations as we have expanded our business operations with the objective of achieving revenues.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $71,188 as of June 30, 2004, compared to cash of $273,111 as of December 31, 2003. We had working capital of $3,404,615 as of June 30, 2004, compared to working capital of $222,611 as of December 31, 2003. The increase in working capital is primarily attributable to the acquisition of the inventory assets of MDK Sports in March 2004, as described above under the heading "Image Sports & Entertainment".

Inventory

Our inventory increased to $3,292,629 as of June 30, 2004 from $nil as of December 31, 2003 as a result of the acquisition of the inventory of MDK Sports, the creation of limited edition fine art sports and entertainment memorabilia and the acquisition of other sports and entertainment memorabilia for resale for our Image Sports

& Entertainment business, including the Mark Martin, Alex Rodriguez, and Jack Nicklaus fine art sports memorabilia products. Inventory acquired from MDK Sports included the collectible sports memorabilia and fine art inventory of MDK Sports. Image Innovations inventory at June 30, 2004 was $135,274 consisting of the products we developed and manufactured in China.

Accounts Receivable

Our accounts receivable increased to $753,673 as of June 30, 2004 from $nil as of December 31, 2003 as a result of sales completed during the first half of our fiscal year. Accounts receivable as of June 30, 2004 represented approximately 82% of sales during the first half of our fiscal year. The high ratio of accounts receivable to revenues reflects the sales by Image Sports & Entertainment made in late June following the signing of the Limited edition Mark Martin fine art prints on June 22, 2004 and the acquisition of the Jack Nicklaus "Golfer of the Century" collection on June 24, 2004.

Cash Flows

We used cash of $1,551,269 in operating activities during the six months ended June 30, 2004, compared to $328,845 for the period ended June 30, 2003.

Cash used in operating activities was offset by cash of $1,402,963 provided by financing activities that resulted from (i) a private placement of shares and share purchase warrants for proceeds of $275,000 during our first quarter; (ii) the advance by H.E. Capital of $327,963 during our second quarter and a loan of $800,000 from Coach Capital during our second quarter. We anticipate we will continue to use cash in our operating activities for the current fiscal year as we implement our plan of operations.

Loan Agreement

We entered into a loan agreement dated April 27, 2004 with Coach Capital LLC (the "Loan Agreement") during our second quarter whereby we borrowed $800,000 for a six month term. Under the Loan Agreement, we have agreed to pay interest on the principal amount borrowed at the rate of 10% per annum payable monthly for the first four months of the term and at the rate of 18% per annum thereafter. We also agreed to pay a loan fee of $8,000. Further, we have agreed to grant a first charge against our assets and undertaking and the assets and undertaking of its Image Sports & Entertainment and agreed not to grant any additional charges against such assets and undertaking without the prior written consent of Coach Capital LLC.

H.E. Capital

We have been largely dependent upon H.E. Capital S.A. ("H.E. Capital") in order to fund the business of Image Innovations to date. H.E. Capital originally agreed to advance up to $500,000 to Image Innovations in order to finance the start-up of our business operations pursuant to a loan agreement between H.E. Capital and Image Innovations dated January 14, 2003. We entered into an amendment to the loan agreement with H.E. Capital on November 5, 2003 whereby H.E. Capital agreed to advance up to $1,000,000 under the terms of the loan agreement. The loans accrued interest at the rate of 9% per annum and were repayable upon demand. The loans were secured by a general security agreement granted by Image Innovations against all of its assets.

H.E. Capital advanced to Image Innovations a total of $1,075,704 as of December 31, 2003. Of the amount advanced during 2003, an aggregate of $900,000 was converted into shares and share purchase warrants effective December 29, 2003. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on the indebtedness of $900,000 that was converted into shares and share purchase warrants. An amount of $175,704 was payable to H.E. Capital as of December 31, 2003. H.E. Capital advanced additional funds to us as a loan during our first quarter. On March 25, 2004, we repaid the balance of $400,000 owing to H.E. Capital at that time by the issuance of shares and share purchase warrants. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on the indebtedness of $400,000 that was converted into shares and share purchase warrants.

H.E. Capital advanced an additional $327,963 during our second quarter of 2004. Our loan from H.E. Capital was outstanding in the amount of $336,897 as of June 30, 2004. The loan remains secured by the general security agreement granted by Image Innovations pursuant to our original loan agreement with H.E. Capital.

There is no assurance that H.E. Capital S.A. will advance any additional amounts to us in order to continue to fund our business.

Requirement of Additional Financing to fund Plan of Operations

We anticipate that we will require approximately $10,000,000 over the next twelve months in order to carry out the plan of operations for Image Innovations and Image Sports & Entertainment, as described above under Plan of Operations. Our ability to generate revenues will depend on our ability to obtain financing to fund our plan of operations and our success in implementing our plan of operations. We have no arrangement for the financing of the business of Image Innovations and Image Sports & Entertainment and there is no assurance that the required financing will be obtained. There is no assurance that we will be able to obtain the financing required to enable us to carry out our plan of operations.

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

CRITICAL ACCOUNTING POLICIES

Revenue and Cost Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer, the price is fixed, title to the goods has changed and there is a reasonable assurance of collection of the sales proceeds. We obtain purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Revenue is recognized at shipment.

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

Stock-based compensation

We believe that stock-based compensation is a critical accounting policy that affects our financial condition and results of operations. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations.

Foreign Exchange

We conduct business primarily in United States. Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year. The unrealized translation gains and loses are accumulated in a separate component of stockholders' equity Translation exchange gains and losses are reflected in net earnings.

ITEM 3.         CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Alain Kardos and Chief Financial Officer, Mr. Derick Sinclair. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

We completed the following sales of our common stock without registration pursuant to the Securities Act of 1933 (the "1933 Act") during our fiscal quarter ended June 30, 2004:

1.
On April 2, 2004, we issued 65,000 shares of our common stock pursuant to a consultant agreement with a consultant. The shares were issued in consideration of consultant services provided by the consultant. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act;

2.
On April 2, 2004, we issued 160,000 shares of our common stock pursuant to consultant agreements with members of our Advisory Board. The shares were issued in consideration of consultant services provided by the consultant. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act;

3.
On June 8, 2004, we issued 50,000 shares of our common stock pursuant to a consultant agreement with a consultant. The shares were issued in consideration of consultant services provided by the consultant. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act;

4.
On June 8, 2004, we issued 25,000 shares of our common stock pursuant to a consultant agreement with a consultant. The shares were issued in consideration of consultant services provided by the consultant. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act;

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004.

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

REPORTS ON FORM 8-K

During our fiscal quarter ended June 30, 2004, we filed a Current Report on Form 8-K on May 5, 2004 to disclose our loan agreement with Coach Capital LLC.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INNOVATIONS HOLDINGS INC.

Date: July 9, 2004

By:	/s/ Alain Kardos
ALAIN KARDOS
Chief Executive Officer
and Director

By:	/s/ Derick Sinclair
DERICK SINCLAIR
Chief Financial Officer
and Director