Form 10QSB
period 2004-09-30
IMAGE INNOVATIONS HOLDINGS INC
filed 2004-11-15
CIK 1063842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,910,000 Shares of $0.001 par value Common Stock outstanding as of November 11, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IMAGE INNOVATIONS HOLDINGS INC.

Interim Consolidated Financial Statements
(Unaudited)

INDEX:

F-1 Interim Consolidated Balance Sheet

F-2 Interim Consolidated Statement of Operations

F-3 Interim Consolidated Statement of Changes in Shareholders' Equity

F-4 Interim Consolidated Statement of Cash Flows

F-5 Notes to Interim Consolidated Financial Statements

IMAGE INNOVATIONS HOLDINGS INC.
Interim Consolidated Balance Sheet
(Unaudited)

	September 30	December 31
	2004	2003

ASSETS

Current Assets
Cash	$404,291	$273,111
Accounts receivable trade	2,340,831	-
Amounts receivable from tax authorities	22,200	12,000
Inventory	3,423,026	-
Other current assets	691,436	135,554
Total current assets	6,881,784	420,665
Property and Equipment	386,231	17,317
Total Assets	$7,268,015	$437,982

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$294,410	$22,350
Promissory Note	800,000	-
Demand loan H.E. Capital S.A.	1,085,716	175,704
Total current liabilities	2,180,126	198,054
Commitments (Note 14)

Stockholders' Equity
Common Stock	24,910	19,370
50,000,000 authorized shares, par value $.001
24,910,000 shares issued and outstanding

Preferred Stock	-	-
1,000,000 authorized preferred shares, par value $.001
Nil shares issued and outstanding

Additional Paid in Capital	6,610,012	859,253

Accumulated Deficit	(1,547,033)	(638,695)
Total stockholders' equity	5,087,889	239,928
Total liabilities and equity	$7,268,015	$437,982

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Interim Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Period From
	Ended Sept 30,	Ended Sept 30,	Ended Sept 30,	January 14, 2003
	2004	2003	2004	to Sept 30, 2003
Revenues:
Revenues	$2,297,830	$-	$3,217,156	$-

	2,297,830	-	3,217,156	-

Cost of sales	947,913	-	1,475,938	-

Gross Margin	1,349,917	-	1,741,218	-

Expenses:
Corporate Development	234,810	-	854,653	-
Payroll & Consulting	300,083	89,900	812,556	202,186
Travel & Entertainment	87,850	-	210,617	-
Professional fees	92,203	5,965	170,839	7,786
Amortization	3,704	502	7,326	656
General & Administration	296,636	59,977	546,685	140,204
Interest	32,213	-	46,880	-
Total Expenses	1,047,499	156,344	2,649,556	350,832
Net Income before Taxes	302,418	(156,344)	(908,338)	(350,832)

Provision for Income Taxes:
Income Tax	-	-	-	-
Net Income (Loss)	$302,418	$(156,344)	$(908,338)	$(350,832)

Basic Earnings/(Loss) Per Common Share	$0.01	$(0.01)	$(0.04)	$(0.05)

Fully Diluted Earnings Per Common Share	$0.01	$(0.01)	$(0.04)	$(0.05)

Weighted Average number of Common Shares
used in per share calculations	24,316,522	18,170,000	23,095,153	6,499,912

Fully diluted number of Common Shares
used in per share calculations	27,745,000	18,170,000	23,095,153	6,499,912

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Interim Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Number	Common	Additional	Accumulated	Shareholders'
	of Shares	Stock	Paid-In Capital	Deficit	Equity
Shares issued on incorporation on January 14,
2003	1,000	-	1,000	-	1,000

Adjustment to Accumulated Deficit to recognize
costs related to the acquisition of Image
Innovations as described in Note 1	-	-	-	(20,000)	(20,000)

Prior Image share capital, replaced by Image
Holdings share capital upon consolidation under
reverse takeover accounting	(1,000)	-	-	-	-

Current Image share capital, replaced by Image
Holdings share capital upon consolidation under
reverse takeover accounting	18,170,000	18,170	(1,000)	(17,170)	-

Net monetary liabilities of Busanda acquired by
Image	-	-	-	(22,377)	(22,377)

Transferred to Additional Paid In Capital	-	-	(39,547)	39,547	-
Shares issue for payment of debt	1,200,000	1,200	898,800	-	900,000
Net Income (Loss)	-	-	-	(618,695)	(618,695)
Balance, December 31, 2003	19,370,000	19,370	859,253	(638,695)	239,928

Shares issued to acquire Inventory of MDK
Sports	4,000,000	4,000	3,011,279	-	3,015,279
Units issued for payment of debt	266,667	267	399,733	-	400,000
Units issued for cash	183,333	183	274,817	-	275,000
Shares issued for consulting services	200,000	200	273,800	-	274,000
Shares issued to Advisory Board	150,000	150	318,100	-	318,250
Shares issued for consulting services	140,000	140	244,362	-	244,502
Stock Based Compensation	-	-	4,783	-	4,783
Stock Options Issued for Services	-	-	3,635	-	3,635
Warrants Issued for Services	-	-	320,850	-	320,850
Exercise of Warrants	600,000	600	899,400	-	900,000
Net Income (Loss)	-	-	-	(908,338)	(908,338)
Balance September 30, 2004	24,910,000	$24,910	$6,610,012	$(1,547,033)	$5,087,889

The accompanying notes are integral part of consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Interim Consolidated Statement of Cash Flows
(Unaudited)

	Three Months	Three Months	Nine Months	Period From
	Ended Sept 30,	Ended Sept 30,	Ended Sept 30,	January 14, 2003
	2004	2003	2004	to Sept 30, 2003

Operating Activities:
Net Income (Loss)	$302,418	$(156,344)	$(908,338)	$(350,832)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
Amortization	3,704	502	7,326	656
Stock Based Compensation	(72,617)	-	4,783	-
Stock Options/Warrants Issued for Services	324,485	-	324,485	-
Stock Issued for Corporate Development Services	161,677	-	836,752	-
Change in non-cash working capital	(812,760)	(60,731)	(1,160,551)	(195,242)
Total Adjustments	(395,511)	(60,229)	12,795	(194,586)
Net cash used in operating activities	(93,093)	(216,573)	(895,543)	(545,418)

Investing Activity:
Purchase of Property & Equipment	(322,623)	(3,921)	(376,240)	(8,556)
Net Cash Used in Investing Activities	(322,623)	(3,921)	(376,240)	(8,556)

Financing Activities:
Proceeds from H.E Capital Demand Loan	748,819	470,544	327,963	822,384
Proceeds from Promissory Note	-	-	800,000	-
Advances Payable	-	-	-	14,623
Proceeds from Issuance of Stock	-	-	275,000	1,000
Net Cash Provided by Financing Activities	748,819	470,544	1,402,963	838,007

Net Increase in Cash	333,103	250,050	131,180	284,033

Cash Balance, Beginning of Period	71,188	33,983	273,111	-
Cash Balance, End of Period	$404,291	$284,033	$404,291	$284,033

Supplemental Disclosures:
Cash Paid for interest	$32,213	$-	$46,880	$-
Cash Paid for income taxes	$-	$-	$-	$-
Non-cash transactions
Stock Based Compensation	$(72,617)	$-	$4,783	$-
Stock Options/Warrants Issued for Services	$324,485	$-	$324,485	$-
Stock Issued for Corporate Development Services	$161,677	$-	$836,752	$-
Stock Issued to Acquire Inventory of MDK	$-	$-	$3,015,279	$-
Stock Issued for Repayment of H.E. Capital Demand Loan	$900,000	$-	$1,300,000	$-

The accompanying notes are integral part of the consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

1.

Organization

Image Innovation Holdings Inc., formerly known as Busanda Explorations Inc. (“the Company”) was incorporated under the laws of the State of Nevada on March 3, 1998. Prior to June 30, 2003, the Company had entered into an agreement to purchase mineral property claims in the Laird Mining Division, British Columbia, Canada, but lost the claim due to lack of funding. The Company had no other business. The Company was therefore an inactive company with nominal net non-monetary assets, the shares of which were and continue to be quoted on the OTC Bulletin Board.

Acquisition of Image Innovations Inc.

Image Innovations, Inc. (“Image”) was incorporated under the laws of the State of Delaware on January 14, 2003. Image was established to become a recognized player in the field of promotional licensing and branding. The Company completed the acquisition of all of the issued and outstanding shares of Image effective June 30, 2003 pursuant to offers made by the Company dated June 23, 2003 to all the shareholders of Image to purchase their shares in exchange for an aggregate of 10,000,000 shares of the Company’s common stock on the basis of 10,000 shares for each outstanding share of Image. It was a condition precedent to closing that all shareholders of Image accept the Company’s offer and that the audited financial statements of Image had been delivered to the Company. The Company issued 10,000,000 shares of its common stock to the existing shareholders of Image in consideration of the transfer by the existing shareholders of all of their shares of Image to the Company. As a result of this transaction, Image became a wholly owned subsidiary of the Company.

Image Sports & Entertainment Inc.

Image Innovations Sports & Entertainment Inc. (“Image Sports & Entertainment”) was incorporated under the laws of the State of Delaware on January 20, 2004 as the Company’s wholly owned subsidiary. Image Sports & Entertainment acquired all of the celebrity image memorabilia inventory owned by MDK Sports & Entertainment Inc. (“MDK Sports”) during the Company’s first quarter of 2004. The acquisition of assets was completed pursuant to an asset purchase agreement dated March 4, 2004 between the Company, Image Sports & Entertainment and MDK Sports (the “Asset Purchase Agreement”). As consideration of the sale, transfer and assignment of certain assets by MDK Sports to Image Sports & Entertainment, the Company issued to MDK Sports an aggregate of 4,000,000 restricted shares of the Company’s common stock on closing.

The Company also agreed to deliver to MDK Sports the following additional shares of our common stock upon achievement of the milestones set forth below, provided that no shares will be issuable in the event that the milestone is not achieved for whatever reason:

(a)	an aggregate of 2,500,000 shares of the Company common stock will be issued to MDK Sports in the event that each of the conditions listed below are met:

(i)

The trademark License Agreement made on the 25th day of June 2003, by and among Roush Corporation d/b/a Roush Racing and Pfizer Inc. and Authentic Legends is transferred to Image Sports & Entertainment;

(ii)
The Authentic Legends Affiliations Agreement by and between Millennium International Sports and Entertainment, LLC and Carlo Beninati dated 5th day of November, 2003 whereby Carlo Beninati is to create a unique original work of art on canvas using the likeness of Mark Martin is transferred to Image Sports & Entertainment; and

F 6

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

(b)
an aggregate of 1,500,000 shares of the Company’s common stock will be issued to MDK Sports in the event that a Trademark License Agreement is made by and among Tony Stewart’s Race team and Tony Stewart’s Sponsor and Image Sports & Entertainment.

On September 30, 2004 the Company, Image Sports & Entertainment and MDK Sports reached an agreement that the additional shares issuable under the Asset Purchase Agreement would not be issued and that the Company and Image Sports & Entertainment would have no further obligations to MDK Sports under such Agreement.

The inventory of MDK Sports acquired by Image Sports & Entertainment consists of over 22,000 pieces of collectible sports memorabilia and fine art. Certain members of the management of MDK Sports have become employees of Image Sports & Entertainment. Image Sports & Entertainment believes that these employees bring knowledge of the industry and contacts to distribution channels of value to Image Sports & Entertainment and Image the other subsidiary in the Image Group of Companies.

Imaging Innovations Sports and Entertainment, Inc.

Imaging Innovations Sports and Entertainment, Inc. (“Imaging”) was incorporated under the laws of the State of New York on August 13, 2004 as our wholly owned subsidiary. On September 9, 2004 Imaging acquired a 8,625 square foot warehouse and storage facility in Tannersville, NY. located near Image Sports & Entertainment’s existing facility in Tannersville, NY.

2.

Basis of Preparation and Presentation:

The consolidated unaudited interim financial statements of the Company as of September 30, 2004 and for the three and nine months ended September 30, 2004, included herein have been prepared in accordance with the instructions for Form 10-QSB and Items 303 and 310 (B) of Regulation S-B. In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operations for the three and nine months ended September 20, 2004 and 2003 and from inception (January 14, 2003) to September 30, 2004, and their cash flows for the three and nine months ended September 30, 2004 and 2003 and from inception (January 14, 2003) to September 30, 2004. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such Securities and Exchange Commission’s (“SEC”) rules and regulations relating to interim consolidated financial statements.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 and related notes included in the Company’s Form 10-KSB filed with the SEC filed on April 14, 2004.

F 7

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

The accompanying unaudited consolidated financial statements have been prepared to reflect the acquisition on June 30, 2003 of Image by the Company (the “Acquisition”). The consolidated financial statements of the Company give effect to the Acquisition under which the shareholders of Image exchanged all of their common shares of Image for common shares of the Company.

Notwithstanding its legal form, the Acquisition has been accounted for as a reverse takeover, as the former shareholders of Image own approximately 55% of the Company’s common shares and constitute the majority shareholders of the Company. Also, as the Company was inactive with nominal net non-monetary assets, the Acquisition has been accounted for as an issuance of stock by Image accompanied by a recapitalization (see note 10 Common Stock). The net monetary liabilities of the Company acquired by Image have been charged to the accumulated deficit.

As required under reverse takeover accounting, these financial statements have been issued under the name of the Company and reflect the share capital structure of the Company. However, they reflect the financial statements of Image and account for the Acquisition as an acquisition of the Company by Image. The consolidated financial statements therefore include:

	(a)	a consolidated balance sheet prepared from the balance sheets of the Company and its wholly owned subsidiaries Image, Image Sports & Entertainment and Imaging as at September 30, 2004.

(b)
consolidated statements of operations, cash flows and changes in shareholders’ equity prepared from the statements of operations, cash flows and changes in shareholders’ equity of the Company and its wholly owned subsidiaries for the period from January 14, 2003 (date of incorporation of Image) to September 30, 2004. The results of operations, cash flows and changes in shareholders’ equity of Image are included for the period from January 14, 2003 (date of incorporation of Image) to September 30, 2004. The results of operations, cash flows and changes in shareholders’ equity of Image Sports & Entertainment are included for the period from January 20, 2004 (date of incorporation of Image Sports & Entertainment) to September 30, 2004. The results of operations, cash flows and changes in shareholders’ equity of Imaging are included for the period from August 13, 2004 (date of incorporation of Imaging) to September 30, 2004. The results of operations, cash flows and changes in shareholders’ equity of the Company are included commencing June 30, 2003, the date of the Acquisition.

3.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During its first period of operations the Company did not generate sufficient revenues to pay its operating costs and has accumulated operating losses. The Company achieved profitability in the quarter ended September 30, 2004 but the continuation of the Company is dependent upon continuing to achieve a profitable level of operations. Management plans to raise additional funds to finance planned growth through debt financing or equity capital. While the Company is expending its best efforts to achieve the above plans, there is no assurance that the Company will continue to achieve profitable operations or that the Company will generate sufficient funds to continue to grow.

F 8

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

4.	Summary of Significant Accounting Policies:

a)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. The Company maintains balances in accounts, which at times may exceed Federal Deposit Insurance Corporation insured limits. The Company believes that such risk is minimal based on the reputation of the financial institution where these accounts are maintained.

b)

Accounts Receivable

Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. The Company utilizes the allowance method for recognizing the collectibility of its accounts receivable. The allowance method recognizes bad debt expense based on review of the individual accounts outstanding based on the surrounding facts.

	c)	Inventory Inventory is valued at the lower of cost or net realizable value and is determined on the first-in, first-out method.

d)

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of furniture and fixtures is six years, and office equipment and machinery and equipment are six years. Computer equipment is depreciated over four years and software is depreciated over two years. Leasehold improvements are depreciated over the remaining lives of the leases.

e)

Income Taxes

The Company accounts for income taxes in accordance with the “liability method” of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods’ taxable income for federal, state and city income tax reporting purposes.

f)

Revenue Recognition

The Company’s revenues are derived principally from the sale of limited edition fine art prints, sports memorabilia and licensed products. Revenues are recognized upon delivery of the product to the customers.

g)

Comprehensive Income

The Company adopted SFAS No. 130, “Accounting for Comprehensive Income.” This statement establishes standards for reporting and disclosing of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company had no items or other comprehensive income for the nine months ended September 30, 2004 and 2003.

F 9

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

h)

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transactions for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based compensation arrangements. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company would have a decrease in net income per share for the three months ended September 30, 2004, and the Company’s net loss per share would have been increased for the nine months ended September 30, 2004 as follows:

	Three Months	Nine Months

Net Income (loss) for the period	302,418	(908,338)

Deduct total stock based employee compensation expense
determined under fair value based methods for all awards	(114,633)	(483,802)

Pro forma net income/(loss)	187,785	(1,392,140)

Basic and diluted net earings/(loss) per share as reported	$0.01	$(0.04)

Pro forma basic and diluted net loss per share	$0.01	$(0.06)

The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over five years and the Company may continue to grant options to employees.

The fair market value of each option grant is estimated at the date of grant using the Black-Scholes option-

F 10

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	50.00%
Risk-free interest rate	2.74 to 3.84%
Expected life	5 years

k)

Earnings per Common Share

Earnings per common share are computed pursuant to SFAS No. 128, “Earnings Per Share.” Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

l)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

m)

Fair Value Disclosure

The carrying value for cash, receivables, accounts and notes payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company’s long-term debt also approximate fair values based on current rates for similar debt.

n)

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent that the Company is either now or in the future required to repurchase shares of common stock, the adoption of Statement No. 150 would require the Company to classify common stock subject to redemption as a liability as of January 1, 2004, based on the latest revision. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“Issue 00-21”), Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve delivery or performance of multiple products, services and/or rights to use assets. The adoption of Issue 00-21 is not expected to have an impact on the Company’s financial position or results of operations.

F 11

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

The Company does not believe that any other recently issued and adopted, but not yet effective, accountant standards would have a material effect on the accompanying financial statements.

o)

Foreign Exchange

Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year.

5.	Other Current Assets Other current assets consist of the following at September 30, 2004 and December 31, 2003:

	Sep-04	Dec-03
Payroll taxes and related expenses	-	1,358
Professional fees	576,546	-
Lease payments	5,603	10,224
Prepaid royalties on licenses	109,287	35,000
Vendors paid in advance	-	88,972
	691,436	135,554

6.	Property and Equipment

		Accumulated	Net book
	Cost	Amortization	Value
Warehouse Building	225,000		225,000
Warehouse Land	75,000		75,000
Furniture and equipment	58,464	2,044	56,420
Warehouse Equipment	12,750	885	11,865
Computer equipment	14,896	2,832	12,064
Computer software	8,789	2,907	5,882
	394,899	8,668	386,231

A total of $7,326 has been recognized as depreciation expense for the nine months ended September 30, 2004.

F 12

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

7.	Accrued liabilities At September 30, 2004, Included in accounts payable & accrued liabilities are accrued salaries and directors fees of $54,500.

8.

 Promissory Note

A promissory note in the principal amount of $800,000 was issued to a third party on April 27, 2004 and was due on October 27, 2004. The note bears interest monthly at the rate of 10% per annum payable in monthly payments of $6,667 on May 27, June 27, July 27 and August 27, 2004, and thereafter at the rate of 18% per annum in monthly payments of $12,000 commencing on September 27, 2004.

9.

Demand Loan H. E. Capital S. A.

H.E. Capital S.A. (“H.E Capital”) has been a major source of funding for the Company to date. The Company has a loan agreement with H.E Capital for a non-revolving secured $5 million dollar loan, bearing interest at 9% per annum and due upon demand by H.E. Capital. The loans are secured by a general security agreement granted by the Company against all of its assets.

On December 30, 2003 the Company sold 1,200,000 Units consisting of one (1) Common Share and one (1) Warrant to H.E. Capital at a purchase price equal to$ 0.75 per Unit, for an aggregate purchase price of $900,000. In accordance with The Regulation S Subscription Agreement made between the Company an H.E. Capital. The Purchase Price was paid by H.E. Capital by cancellation of $900,000 of indebtedness of the Company to H.E. Capital.

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

On September 30, 2004 H.E. Capital exercised 600,000 warrants to purchase 600,000 restricted Common Shares. The Purchase Price was paid by H.E. Capital by cancellation of $900,000 of indebtedness of the Company to H.E. Capital.

The outstanding principal balance of loans H.E Capital has advanced to the Company under the loan agreement was $1,085,716 as of September 30, 2004 ($175,704 as of December 31, 2003). H.E. Capital has provided debt or equity funding totaling $2,410,210 for the nine months ended September 30, 2004. There is no assurance that H.E. Capital will continue to advance additional amounts in order to fund the business of the Company or that they will not demand repayment.

10.	Common Stock The Company has authorized capital of 50,000,000 common shares, $0.001 par value per share. At September 30, 2004, the Company has issued 24,910,000 shares of common stock.

F 13

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

Shares issued to third parties for services rendered are valued at the closing price of the Company’s common stock on the date of the related agreements to issue the shares and expensed over the term the services are contracted to be received.

On March 5, 2004, the Company issued 4,000,000 common shares to acquire the inventory of MDK Sports valued at $3,015,279 as described in Note 1.

On March 12, 2004, the Company issued 266,667 units to H.E. Capital. Each unit consists of one common share and one warrant to purchase one common share at $2.00 per share exercisable for 2 years from the date of issuance. H.E. Capital paid for the units by cancellation of $400,000 of indebtedness of the Company to H.E. Capital as described in Note 7.

On March 12, 2004, the Company issued 183,333 units for $275,000 in cash. Each unit consists of one common share and one warrant to purchase one common share at $2.00 per share exercisable for 2 years from the date of issuance. H.E Capital purchased 133,333 of these shares and warrants.

On March 13, 2004, the Company issued 200,000 common shares for services received in connection with the MDK Sports acquisition. The services were valued at $274,000. on the date the agreement was reached and was expensed over the three months the services were rendered.

Between February 28 and March 16, 2004 the Company appointed seven members to an Advisory Board and issued a total of 150,000 common shares for service to be provided over an eighteen month term to these members and their agents. The value of all the services are $318,250 based on the date each agreement was reached and are being expensed over the eighteen months the services are being rendered.

Between April 2 and June 8, 2004, the Company issued 140,000 common shares to three consulting groups for financial consulting services. The value for all the services are $244,502 based on the date each agreement was reached and is being expensed monthly as the services are being rendered in accordance with the contracts. The services to be provided to the Company vary between three months and seven months.

On September 30, 2004, the Company issued 600,000 common shares to H.E Capital when H.E. Capital exercised warrants as described in Note 7.

11.

Warrants

At September 30, 2004, the Company has outstanding 1,250,000 warrants to various parties to purchase shares of the Company’s common stock at prices ranging from $1.50 to $6.17.

Warrants issued to third parties for services are valued using the Black-Scholes method on the date of the related agreements to issue the warrants and expensed over the term the services are contracted to be received.

On December 31, 2003 as part of the sale of units the Company issued 1,200,000 warrants to H.E. Capital, at that time a related party, to purchase shares of the Company’s common stock at $1.50 as described in Note 7. On March 4, 2004 as part of the sale of units the Company issued 266,667 warrants to H.E. Capital to purchase shares of the Company’s common stock at $2.00 as described in Note 7.

F 14

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

On March 12, 2004 as part of the sale of units the Company issued 183,333 warrants to purchase shares of the Company’s common stock at $2.00 as described in Note 8.

On August 25, 2004 the Company issued 200,000 warrants to purchase 100,000 common shares at $5.14 and 100,000 common shares at $6.17 for financial consulting services. In accordance with Company policy the services were valued at $320,850 using the Black-Scholes method on the date of the related agreements to issue the warrants and expensed over the term the services are contracted to be received.

On September 30, 2004 H.E. Capital exercised 600,000 of the warrants they received on December 30, 2003 as described in Note 8.

12.

Stock Incentive Plans

On January 2, 2004 the Company implemented a Stock Option Plan (“2004 Stock Option Plan”), which allows the Board of Directors to grant options to employees, members of the Board of Directors and consultants and contractors. The plans provide the Board of Directors the ability to determine the type, size, terms and vesting periods of the awards under the plans.

The number of shares available under the 2004 Stock Option Plan is 2,500,000. As of September 30, 2004 1,585,000 options have been granted and 915,000 options were outstanding under the 2004 Stock Option Plan. Purchase options are granted having exercise prices equal to the closing price of the stock on the date of grant.

F 15

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

Issuance of Stock Options

The following summarizes changes in stock options since January 1, 2004:

	Number of	Weighted average
	options	exercise price

Employees' and Directors' Stock Options
Outstanding, beginning of period	-	-
Granted	1,525,000	$1.73
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	1,525,000	$1.73

	Number of	Weighted average
	options	exercise price

Non-employee stock options
Outstanding, beginning of period	-	-
Granted	60,000	$2.68
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	60,000	$2.68

As at September 30, 2004, 935,088 of the outstanding stock purchase options have vested 930,702 for employees and Directors and 4,386 for non-employees.

Employees’ and Directors’ Stock Options

At September 30, 2004 1,525,000 options were outstanding to employees and directors. Using the Black-Scholes method of valuation the estimated fair value of each option granted ranges from $0.60 to $2.13 producing a total estimated value of $1,242,332. The Company’s accounting policy recognizes the intrinsic value when stock options are granted with a strike price below the closing price of the Company’s common stock on the date the option was granted. The Company did not grant any options with a strike price below the closing price of the Company’s common stock on the date the option was granted. The difference between the total estimated fair value and the expense recorded by the Company was $1,242,332. This difference was not recorded by the Company.

F 16

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

No options were granted during the 2003 fiscal year.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2004:

Outstanding and exercisable
		Weighted
		Average	Weighted
		Remaining	Average
	Number	Life	Exercise	Number
	Outstanding	in Years	Price	Exercisable
Range of exercise price:
$1.01 to $2.00	1,100,000	9.29	$1.34	608,772
$2.01 to $3.00	465,000	6.72	$2.67	306,316
$3.01 to $4.00	20,000	4.95	$4.38	20,000
	1,585,000			935,088

13.

Private Placement Agent

On September 14, 2004 the Company engaged J Giordano Securities Group (“JGSG”) as its exclusive agent in the private placements of securities of the Company or any of its affiliates in one or more related transactions to one or more investors in the form of convertible preferred stock, convertible debt securities, equity-linked securities or other equity or equity-linked arrangements, including debt securities with warrants.

Upon the consummation of any sale of debt or equity securities of the Company in connection with the Private Placements the Company will pay JGSG a fee (the “Placement Fee”) equal to 8.0% of the total equity and 6.0% of the total debt consideration received by the Company in connection with the Private Placements (the “Transaction Consideration”).

In addition to the Placement Fee, upon the closing of the sale of securities in connection with the Private Placements, the Company shall issue to JGSG warrants to purchase the same securities of the Company (the “Warrants”) in an amount equal to 10% of the Transaction Consideration to be priced on the same terms as the Investors in the Private Placements. The Warrants shall expire five years from the date of issuance. The Warrants shall carry the same registration rights and anti-dilution provisions as the securities sold in the Private Placements.

14.	Commitments (a) Image license agreements – Image has entered into the following license agreements:

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

F 17

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

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

  Riddell Sports Group. Riddell is the official supplier of Football helmets to the NFL and supplies helmets to most football teams of the NCAA and the CFL. Under the terms of the agreement Image will manufacture and distribute a pocket size AM/FM radio with ear jacks, replicating Riddell-style football helmet. The initial term of the agreement is for one year with renewal terms up to the year 2005 if certain conditions are fulfilled.

  MLB Properties, for the license to use Major league Baseball trademarks, service marks, copyright, and trade dress. Under the terms of the agreement Image I will manufacture and distribute alkaline batteries, keychain flashlights, and cell phone holders all featuring Club Logos. The initial term of the agreement is from June 1, 2004 to December 31, 2005 with a royalty rate of 11% of net sales.

Image plans to pursue negotiations with further sports leagues and sports teams to obtain additional license rights. The annual payments for these licenses for the next three years are as follow:

2004	$89,167
2005	160,833
2006	10,000

(b) Lease Commitments – The approximate future minimum lease under non-cancelable operating leases in effect on September 30, 2004 are as follows:

	Office Space	Equipment
2004	50,682	9,112
2005	61,752	10,402
2006	61,752	8,675
2007	61,752	3,060
2008	61,752	3,060
	297,690	34,309

F 18

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

15.

Significant Customers

The top five customers for the nine months ended September 30, 2004 generated 77% of the revenues 38%, 13%, 10%, 8%, and 8% respectively. Three of these five customers were top five customers for the three months ended September 30, 2004. The top five customers for the three months ended September 30, 2004 generated 83% of the revenues 53%, 11%, 8%, 5%, 5% respectively.

For the three and nine months ended September 30, 2004 the Company’s revenues were generated by 128 and 120 customers respectively. The Company’s accounts receivable at September 30, 2004 is represented by 101 customers. Two of our top five customers for the months ended September 30, 2004 represent 69% of our total accounts receivable at September 30, 2004.

F 19

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

16.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements, and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal 6% state.

As of September 30, 2004, the Company had deferred tax assets of approximately $580,272 resulting from temporary differences and net operating loss carry-forwards of approximately $1,600,000, which are available to offset future taxable income, if any, through 2018. As utilization of the net operating loss carry-forwards and temporary difference is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets at September 30, 2004 are as follows:

Temporary differences:

Fair value of warrants and common stock	$2,000
Net operating losses	378,000
Less valuation allowance	(380,000)
Deferred tax assets	$-

The reconciliation of the effective income tax rate to
the federal statutory rate for the years ended
September 30, 2004 and 2003 is as follows:

Federal income tax rate	-38%
Change in valuation allowance on net operating
carry-forwards	38%
Effective income tax rate:	0%

17.

Related Party Transactions

H.E Capital who has been a major source of funding for the Company was a related party prior to February 24, 2004 when common officers and directors of both companies resigned their positions with the Company. While related to the Company H.E. Capital’s transactions with the Company consisted of advancing funds under the loan agreement described in Note 7 and purchasing common shares and warrants described in Notes 7 and 8.

The Company had no other related party transactions.

F 20

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

As at September 30, 2004

18.

Consolidated Segment Data

The Company’s reportable segments are wholly owned subsidiaries that operate and are managed separately. The Sports & Entertainment subsidiary was created in January 2004 so there is no comparative data for 2003.

	September 30, 2004
	nine months		three months
Revenue Image Sports & Entertainment	2,943,823	92%	2,057,133	90%
Revenue Image	273,333	8%	240,697	10%

Total Revenues	3,217,156	100%	2,297,830	100%
GM Image Sports & Entertainment	1,634,579	94%	1,264,513	94%
GM% Image Sports & Entertainment	56%		61%
GM Image	106,639	6%	85,404	6%
GM% Image	39%		35%

Total Gross Margin - GM	1,741,218	100%	1,349,917	100%
GM%	54%		59%
Expenses Image Sports & Entertainment	734,662	28%	383,544	38%
Expenses Image	842,554	32%	342,533	34%
Expenses Image Holdings	1,072,340	40%	289,209	28%

Total Expenses	2,649,556	100%	1,015,286	100%

F 21

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

Image Innovations Holdings Inc., formerly Busanda Explorations Inc. ("We", "Image Innovations Holdings" or the "Company"), is a Nevada corporation who's shares are publicly traded on the OTC Bulletin Board (symbol IMGV). The Company has three subsidiaries, Image Innovations, Inc., Image Innovations Sports & Entertainment Inc. and Imaging Innovations Sports and Entertainment, Inc. (collectively, the "Image Innovations Group of Companies"). The Image Innovations Group of Companies is in the business of selling sports and celebrity artwork and collectibles and promotional items branded with licensed logos for professional sport leagues and teams.

Effective June 30, 2003, the Company completed the acquisition of all of the issued and outstanding shares of Image Innovations Inc., a Delaware corporation ("Image Innovations"). Image Innovations was incorporated on January 14, 2003 to engage in the business of promotional licensing and branding with the objective of adding value to a wide variety of relatively low cost, but desirable products, by endorsing them with the brand logos of sports teams and/or other recognized trademarks.

Image Innovations Sports & Entertainment Inc. ("Image Sports & Entertainment") was incorporated under the laws of the State of Delaware on January 20, 2004 as the Company's wholly owned subsidiary. Image Sports & Entertainment acquired all of the celebrity image memorabilia inventory owned by MDK Sports & Entertainment Inc. ("MDK Sports") on March 4, 2004. The acquisition of assets was completed pursuant to an asset purchase agreement dated March 4, 2004 between the Company, Image Sports & Entertainment and MDK Sports.

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

IMAGE SPORTS & ENTERTAINMENT

Image Sports & Entertainment was incorporated under the laws of the State of Delaware on January 20, 2004 as the Company's wholly owned subsidiary. Image Sports & Entertainment acquired all of the celebrity image memorabilia inventory owned by MDK Sports during the Company's first quarter of 2004. The acquisition of assets was completed pursuant to an asset purchase agreement dated March 4, 2004 between the Company, Image Sports & Entertainment and MDK Sports (the "Asset Purchase Agreement"). As consideration for the sale, transfer and assignment of certain assets by MDK Sports to Image Sports & Entertainment, the Company issued to MDK Sports an aggregate of 4,000,000 restricted shares of the Company's common stock on closing.

The Company also agreed to deliver to MDK Sports the following additional shares of our common stock upon achievement of the milestones set forth below, provided that no shares will be issuable in the event that the milestone is not achieved for whatever reason:

(a)	an aggregate of 2,500,000 shares of the Company common stock will be issued to MDK Sports in the event that each of the conditions listed below are met:

(i)
The trademark License Agreement made on the 25th day of June 2003, by and among Roush Corporation d/b/a Roush Racing and Pfizer Inc. and Authentic Legends is transferred to Image Sports & Entertainment;

(ii)
The Authentic Legends Affiliations Agreement by and between Millennium International Sports and Entertainment, LLC and Carlo Beninati dated 5th day of November, 2003 whereby Carlo Beninati is to create a unique original work of art on canvas using the likeness of Mark Martin is transferred to Image Sports & Entertainment; and

(b)
an aggregate of 1,500,000 shares of the Company's common stock will be issued to MDK Sports in the event that a Trademark License Agreement is made by and among Tony Stewart's Race team and Tony Stewart's Sponsor and Image Sports & Entertainment.

On September 30, 2004 the Company, Image Sports & Entertainment and MDK Sports reached an agreement that the additional shares issuable under the Asset Purchase Agreement would not be issued and that the Company and Image Sports & Entertainment would have no further obligations to MDK Sports under such Agreement.

The inventory of MDK Sports acquired by Image Sports & Entertainment consists of over 22,000 pieces of collectible sports memorabilia and fine art. Certain members of the management of MDK Sports have become employees of Image Sports & Entertainment. Image Sports & Entertainment believes that these employees bring knowledge of the industry and contacts to distribution channels of value to Image Sports & Entertainment and in the rest of the Image Innovations Group of Companies.

IMAGING INNOVATIONS SPORTS AND ENTERTAINMENT, INC.

Imaging Innovations Sports and Entertainment, Inc. ("Imaging") was incorporated under the laws of the State of New York on August 13, 2004 as our wholly owned subsidiary. On September 9, 2004, Imaging acquired a 8,625 square foot warehouse and storage facility in Tannersville, New York. located near Image Sports & Entertainment's existing facility in Tannersville.

PLAN OF OPERATIONS

We anticipate that we will require approximately $7 million of funding over the next fifteen months in order to carry out the plan of operations for the Image Innovations Group of Companies. In addition the Company is looking for suitable acquisitions limited to $50 million for vertical and/or horizontal integration. The Company will require funding to complete any acquisition.

The required funding for operations is comprised of the following amounts:

1.	We anticipate that we will spend approximately $6.5 million to fund the acquisition of additional inventory for both our operating subsidiaries Image Innovations and Image Sports & Entertainment.

For Image Innovations, we anticipate that we will continue to develop new products under our existing licenses and acquire new licences. We anticipate that we will continue to produce our products in China. The amount that we spend to maintain our inventory will be dependent both on the amount of financing that we are able to achieve and upon our success in establishing certain sales levels for our products.

For Image Sports & Entertainment we anticipate the creation of additional celebrity art creations. We anticipate that we will increase our inventory of sports memorabilia from present levels as opportunities to acquire and/or create unique memorabilia present themselves. In addition we will build our inventory of celebrity art creations. Our celebrity art inventory is created by our artists and includes limited edition fine art prints and posters signed by both the celebrity and artist. The cost of the inventory created by Image Sports & Entertainment includes the cost of creating the original art, the cost of creating or purchasing limited edition prints and the fees paid the celebrities to endorse the art creations. The cost of creating memorabilia includes the cost of purchasing the unsigned memorabilia and the fees paid the celebrities to endorse them. Our ability to acquire additional inventory for our Image Sports & Entertainment business will be contingent upon the amount of financing that we are able to obtain and our ability to secure economic contracts with celebrities to endorse them.

2.
We anticipate that we will require approximately $5.2 million in additional working capital, excluding inventory, primarily to fund accounts receivable from our customers. We anticipate that we will be required to provide our customers between approximately 45 – 60 days credit.

3.	We will require $800,000 to repay a promissory note.

4.	We require approximately $300,000 to complete the refurbishing of our warehouse located in Tannersville, New York and to fund the purchase of office furniture and equipment.

5.
We anticipate that we will generate approximately $6 million from operations to contribute to our required funding. We anticipate our overhead expenses which are currently approximately $350,000 per month will increase as we introduce new products and increase our revenues. If we achieve less than the necessary financing or if our sales are less than projected, then we will scale back our overhead expenses accordingly.

We anticipate the majority of the expenditures described above will be incurred over the next six months, provided that they may be accelerated if we achieve the necessary financing. We are pursuing both debt and equity financing in order to proceed with the plan of operations for Image Innovations and Image Sports & Entertainment. We have arranged financing with Coach Capital LLC and H.E Capital S.A. as described below, and continue to pursue other financing opportunities. However, there is no assurance that the necessary financing will be achieved. Accordingly, there is a risk that we will not achieve additional financing and that we will have to scale back the plan of operations of Image Innovations and Image Sports & Entertainment to reflect the actual finance available to us. While H.E. Capital S.A. has provided loans to fund our initial business operations, there is no assurance that H.E. Capital S.A. will provide further funds to enable us to continue to fund our plan of operations. If we are not able to achieve the necessary financing, then our ability to complete our plan of operations will be impaired and our business and financial condition will be adversely affected. Should we be unable to raise all required funding, we would adjust the operations by reducing the inventory levels and delaying the refurbishing of the warehouse.

PRESENTATION OF FINANCIAL INFORMATION

As discussed above, we completed the acquisition of Image Innovations effective June 30, 2003. Under accounting principles generally accepted in the United States ("GAAP"), our financial statements have been prepared using reverse-acquisition accounting principles, which resulted in Image Innovations acquiring Image Innovations Holdings for accounting purposes. Accordingly, Image Innovations is treated as the acquirer for accounting purposes, even though Image Innovations Holdings is the legal acquirer. Under GAAP, comparative figures for prior periods are based on the operating results of Image Innovations, but the type of share capital and number of issued and outstanding shares continue to reflect those of Image Innovations Holdings. Image Innovations was incorporated on January 14, 2003.

OPERATING RESULTS

Our Consolidated Statement of Operations and Consolidated Statement of Cash Flows included in this Quarterly Report on Form 10-QSB provide comparative financial information for the results of our operations for the nine months from January 1, 2004 to September 30, 2004 to our results of operations for the period from January 14, 2003, being the date of incorporation of Image Innovations, to September 30, 2003. Our operating results for the nine months and three months ended September 30, 2004 include the results of operations of our Image Sports & Entertainment business commencing in March 2004.

Revenues
Our revenues, gross margins and overhead expenses for the nine months and three months ended September 30, 2004 are summarized as follows:

	September 30, 2004
	nine months		three months
Revenue Image Sports & Entertainment	2,943,823	92%	2,057,133	90%
Revenue Image	273,333	8%	240,697	10%

Total Revenues	3,217,156	100%	2,297,830	100%
GM Image Sports & Entertainment	1,634,579	94%	1,264,513	94%
GM% Image Sports & Entertainment	56%		61%
GM Image	106,639	6%	85,404	6%
GM% Image	39%		35%

Total Gross Margin - GM	1,741,218	100%	1,349,917	100%
GM%	54%		59%
Expenses Image Sports & Entertainment	734,662	28%	383,544	38%
Expenses Image	842,554	32%	342,533	34%
Expenses Image Holdings	1,072,340	40%	289,209	28%

Total Expenses	2,649,556	100%	1,015,286	100%

The growth in revenues during the third quarter was primarily attributable to our Image Sports & Entertainment memorabilia business, which commenced operations in March 2004. Sales attributable to our Image Sports & Entertainment memorabilia business included (i) sales from limited edition copies of celebrity fine art sports memorabilia created by our artists Carlo Beninati and Doug London and signed by the celebrity for us; (ii) sales from limited edition copies of celebrity fine art sports memorabilia acquired unsigned by us for resale and signed by the celebrity; (iii) sales of sports memorabilia acquired unsigned by us and signed by celebrities for us; and (iv) sales of inventory acquired from MDK Sports.

Our Image Sports & Entertainment sports and entertainment memorabilia business continues to develop. Revenues for the quarter were $2,943,823 (second quarter $712,575) and Gross Margins were $1,264,513 or 61% (second quarter $$310,612). Image Sports & Entertainment inventory at September 30, 2004 was $2,909,585. This inventory consists of approximately $2.6 million for sports and entertainment memorabilia inventory acquired in the MDK Sports acquisition and additional sports and entertainment memorabilia items created by us that we believe can be sold through our distribution channels at a profit. Included in inventory are the fine art memorabilia created by our artists. The cost of creating this memorabilia includes the cost of creating the original work of art, appearance and signing fees paid to the celebrity and the cost of making the limited edition reproductions. Any recurring monthly costs associated with retaining our artists are included in overheads. In addition to fine art sports and entertainment memorabilia, Image Sports & Entertainment maintains an inventory of sports and entertainment memorabilia for resale.

Our Image Innovations licensed products business continues to develop. Revenues for the third quarter were $240,697 (second quarter $25,783) and the Gross Margin was $85,404 or 35% (second quarter $17,422). Image Innovations inventory at September 30, 2004 was $513,441. Image Innovations has built its customer base to over 230 customers. Image Innovations develops its own products which are manufactured in China and shipped to our warehouse in Tannersville, New York. Included in the cost of this inventory are all the costs incurred to manufacture and deliver the product to our warehouse. Image Innovations pays a percentage of gross sales to its licensors as a royalty for the use of the brand name. These royalty payments are included in cost of sales. The cost of developing the products are included in overheads.

Expenses
We incurred expenses totalling $1,015,286 for the quarter compared to second quarter $946,618 and $156,344 for the quarter ended September 30, 2003. We incurred expenses totalling $2,649,556 for the nine months ended September 30, 2004, compared to $350,832 for the period ended September 30, 2003. The increase in expenses over 2003 reflects the expansion of our business operations, costs associated with the acquisition of the MDK Sports inventory by Image Sports & Entertainment and costs associated with the startup of our Image Sports & Entertainment and Image Innovations businesses.

Our payroll and consulting expenses increased to $812,556 during the nine months ended September 30, 2004, compared to $202,186 during the period ended September 30, 2003. Our payroll and consulting expenses increased to $300,083 during the three months ended September 30, 2004, compared to $89,900 during the three months ended September 30, 2003. These increases reflect the increase in our staff as our business operations have expanded. We presently have 18 full-time equivalent employees.

We incurred corporate development expenses in the amount of $854,653 during the nine months ended September 30, 2004, of which $234,810 was incurred during the three months ended September 30, 2004. The $854,653 in development expenses includes: $297,836 for consultant fees in connection with the acquisition by Image Sports & Entertainment assets from MDK Sports; $316,582 for three financial consultants who are assisting the Company in developing financial information and business strategies; $123,767 for our Advisory Board. To enhance the management team's depth and breadth of industry contacts, the Company maintains an advisory board consisting of seven well-known individuals highly experienced in the industry. The members of the advisory board were appointed between February 28 and March 16, 2004 and the Company issued a total of 150,000 common shares for services to be provided over an eighteen month term by these members and their agents. Fees of $68,102 were paid to investor relation and public relation companies, and a further $28,651 was incurred for marketing events to promote the Company and its products during the unveiling and signing of the fine art prints and other memorabilia. The majority of these costs for consultant expenses were paid by the Company through the issuance of restricted shares of our common stock.

We incurred travel and entertainment expenses of $210,617 during the nine months ended September 30, 2004, of which $ 87,850 was incurred during the three months ended September 30, 2004. Travel expenses were incurred in connection with the MDK Sports inventory acquisition completed by Image Sports & Entertainment, negotiating our license agreements, attending trade shows, establishing and maintaining contacts for our distribution network, visiting customers, coordinating and attending the signings of our memorabilia and limited edition fine art creations by celebrities and our artists, and traveling between our Vancouver office and our offices in Tannersville, NY and New York, NY.

We anticipate that our operating expenses will continue to increase as we carry out our plan of operations for the continued growth of Image Innovations and Image Sports & Entertainment.

Net Loss
We achieved net income of $302,418 for the three months ended September 30, 2004, compared to a net loss of $156,344 for the three months ended September 30, 2003. We incurred a net loss of $908,338 for the nine months ended September 30, 2004, compared to a loss of $350,832 for the period ended September 30, 2003. Our year to date net losses reflect the fact that our business has expanded concurrent with our efforts to achieve revenues. This expansion included the acquisition of Image Sports & Entertainment assets in our first quarter which resulted in expenses associated with the acquisition, but with minimal revenue attributable to this business during our first quarter and modest revenues in the second quarter. Our expenses have increased through the start-up phase of our operations as we have expanded our business operations with the objective of achieving revenues. The Company achieved positive net income for a quarter for the first time during the three months ending September 30, 2004.

LIQUIDITY AND FINANCIAL CONDITION

We had cash and cash equivalents of $404,291 as of September 30, 2004, compared to $273,111 as of December 31, 2003.

We had working capital of $5,087,889 as of September 30, 2004, compared to working capital of $239,928 as of December 31, 2003. The increase in working capital is attributed to the following: (i) the acquisition of $3,015,279 of celebrity image memorabilia inventory owned by MDK Sports in March 2004, as described above under the heading "Image Sports & Entertainment"; (ii) retirement of $1,300,000 in debt owed by the Company to H.E. Capital in exchange for 266,667 units at $1.50 per unit consisting of one common share and one warrants to purchase the Company's common stock for $2.00 and H.E. Capital exercising 600,000 warrants to purchase 600,000 common shares of the Company at $1.50; (iii) the issuance of common shares for service valued at $1,166,020; and (iv) common shares issued for $275,000 cash; offset by (v) the year to date operating losses of $908,338.

Inventory
Our inventory increased to $ 3,423,026 as of September 30, 2004 from $nil as of December 31, 2003 as a result of the acquisition of the $2,909,585 sports and entertainment memorabilia inventory of MDK Sports and the building of additional inventory in Image Sports & Entertainment and Image Innovations as part of the Company's start-up of operations.

Accounts Receivable
Our accounts receivable increased to $ 2,340,831 as of September 30, 2004 from $nil as of December 31, 2003 as a result of sales completed primarily during the three months ended September 30, 2004. Accounts receivable as of September 30, 2004 represented approximately 73% of sales during the first nine months of our fiscal year. 58% of our receivables are less than 60 days old. Management has reviewed each account over 60 days old and considers these amounts to be collectible.

Cash Flows
We used cash of $895,543 in operating activities during the nine months ended September 30, 2004, compared to $545,418 for the period ended September 30, 2003.

We used cash of $376,240 in investing activities during the nine months ended September 30, 2004, compared to $8,556 for the period ended September 30, 2003. The Company purchased a warehouse for $300,000 and spent an additional $53,790 to install shelving and an alarm system and to purchase equipment required to adapt it for our operations.

Cash used in operating and investing activities was offset by cash of $1,402,963 provided by financing activities that resulted from (i) a private placement of shares and share purchase warrants for cash of $275,000 during our first quarter; (ii) the advance by H.E. Capital of $327,963 during our second quarter and (iii) a loan of $800,000 from Coach Capital during our second quarter. We anticipate we will continue to use cash in our operating activities for the current fiscal year as we implement our plan of operations.

Loan Agreement
We entered into a loan agreement dated April 27, 2004 with Coach Capital LLC (the "Loan Agreement") during our second quarter whereby we borrowed $800,000 for a six month term. Under the Loan Agreement, we have agreed to pay interest on the principal amount borrowed at the rate of 10% per annum payable monthly for the first four months of the term and at the rate of 18% per annum thereafter. We also agreed to pay a loan fee of $8,000. Further, we have agreed to grant a first charge against our assets and undertaking as well as the assets and undertaking of Image Sports & Entertainment, and have agreed not to grant any additional charges against such assets and undertaking without the prior written consent of Coach Capital LLC.

H.E. Capital
We have been largely dependent upon H.E. Capital S.A. ("H.E. Capital") in order to fund the business of the Company to date. H.E. Capital entered into a loan agreement with the Company dated January 14, 2003 ("the Loan Agreement") and has since entered into various agreements amending and increasing the amount available to be advanced under Loan Agreement to $5 million. Under the terms of the loan agreement the loans accrued interest at the rate of 9% per annum and are repayable upon demand. The loans were secured by a general security agreement granted by the Company against all of its assets.

As of September 30, 2004 H.E. Capital had advances $1,085,716 to the Company compared to $175,704 at December 31, 2003. An aggregate of $900,000 of advances from H.E. Capital was converted into shares and share purchase warrants effective December 29, 2003. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on the indebtedness of $900,000 that was converted into shares and share purchase warrants. On March 25, 2004, we repaid a further $400,000 owing to H.E. Capital at that time by the issuance of shares and share purchase warrants. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on the indebtedness of $400,000 that was converted into shares and share purchase warrants. On September 30, 2004, we repaid $900,000 owing to H.E. Capital when H.E Capital exercised 600,000 of the warrants they acquired in December 2003, to purchase common shares at $1.50. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on this indebtedness of $900,000 in payment of the balance owed in relation to the exercise of the 600,000 warrants.

H.E. Capital shared common officers and directors with the Company from the date of the acquisition of Image Innovations Inc. until they resigned their positions with the Company on February 24, 2004.

There is no assurance that H.E. Capital will advance any additional amounts to us in order to continue to fund our business or that they will not demand repayment.

Licensing Commitments
Image has entered into the following license agreements:

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

Riddell Sports Group. Riddell is the official supplier of Football helmets to the NFL and supplies helmets to most football teams of the NCAA and the CFL. Under the terms of the agreement Image will manufacture and distribute a pocket size AM/FM radio with ear jacks, replicating Riddell-style football helmet. The initial term of the agreement is for one year with renewal terms up to the year 2005 if certain conditions are fulfilled.

MLB Properties, for the license to use Major league Baseball trademarks, service marks, copyright, and trade dress. Under the terms of the agreement Image I will manufacture and distribute alkaline batteries, keychain flashlights, and cell phone holders all featuring Club Logos. The initial term of the agreement is from June 1, 2004 to December 31, 2005 with a royalty rate of 11% of net sales.

Image plans to pursue negotiations with further sports leagues and sports teams to obtain additional license rights.

Requirement of Additional Financing to fund Plan of Operations
As described in the section entitled Plan of Operations, we anticipate that we will require approximately $7 million over the next fifteen months in order to carry out the plan of operations for the Image Innovations Group of Companies. Our ability to generate revenues will depend on our ability to obtain financing to fund our plan of operations and our success in implementing our plan of operations. We have no arrangement for the financing of the business of the Company and/or its wholly owned subsidiaries and there is no assurance that the required financing will be obtained. There is no assurance that we will be able to obtain the financing required to enable us to carry out our plan of operations. If any financing is achieved, then it is anticipated that existing shareholders will suffer dilution.

We plan to pursue financings through debt and or private placements of our common stock or common stock and share purchase warrants in order to raise the funds necessary to enable us to pursue our plan of operations for the next fifteen months.

CRITICAL ACCOUNTING POLICIES

Revenue and Cost Recognition
Revenue on product sales is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from the customer; the price is fixed; title to the goods has passed; and there is a reasonable assurance of collection of the sales proceeds. We obtain purchase authorizations from our customers for a specified amount of product at a specified price and consider title to have passed at the time of shipment. Revenue is recognized on shipment to the extent there is a reasonable assurance of collection.

Inventory
Inventory is valued at the lower of cost or net realizable value and is determined on the first-in, first-out method.

Property and Equipment
Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of furniture and fixtures, office equipment and machinery and equipment are six years. Computer equipment is depreciated over four years and software is depreciated over two years. Leasehold improvements are depreciated over the remaining lives of the leases.

Income Taxes
The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes.

Stock-based Compensation
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transactions for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based compensation arrangements. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.

The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25,

"Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company would have a decrease in net income per share for the three months ended September 30, 2004, and the Company's net loss per share would have been increased for the nine months ended September 30, 2004 as follows:

	Three Months	Nine Months
Net Income (loss) for the period	302,418	(908,338)
Deduct total stock based employee compensation expense
determined under fair value based methods for all awards	(114,633)	(483,802)
Pro forma net income/(loss)	187,785	(1,392,140)
Basic and diluted net earings/(loss) per share as reported	$0.01	$(0.04)
Pro forma basic and diluted net loss per share	$0.01	$(0.06)

The above pro forma disclosure may not be representative of the effects on reported net operations for future years as options vest over five years and the Company may continue to grant options to employees.

The fair market value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	50.00%
Risk-free interest rate	2.74 to 3.84%
Expected life	5 years

Earnings per Common Share
Earnings per common share are computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Exchange
Assets and liabilities of the Company, which are denominated in foreign currencies, are translated at exchange rates prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates throughout the year.

ITEM 3.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II--OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed the following sales of securities without registration pursuant to the Securities Act of 1933, as amended (the "Act") during our fiscal quarter ended September 30, 2004:

1.

On August 25, 2004, we issued two warrants to purchase 100,000 shares of our common stock to Aries Equity Corp. Under the terms of one warrant, 100,000 shares of our common stock may be purchased for an exercise price of $5.14 per share. Under the terms of the second warrant, 100,000 shares of our common stock may be purchased for an exercise price of $5.17 per share. Both warrants expire on August 25, 2009. The warrants were issued in consideration of financial consulting services to be provided by Aries Equity Corp. over the next 12 months. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Act.

2.
On September 30, 2004, we issued 600,000 shares of our common stock to H.E. Capital S.A. The shares were issued upon exercise of 600,000 warrants held by H.E. Capital S.A. The warrants were granted in accordance with the Subscription Agreement between H.E. Capital S.A. and us, dated as of December 29, 2003, in which H.E. Capital S.A. subscribed for 1,200,000 units. Each unit consisted of one share of our common stock and one two-year warrant to purchase one share of our common stock at an exercise price of $1.50 per share. In lieu of tendering payment of $900,000 upon exercise of the warrant, H.E. Capital S.A. agreed to cancel and forgive $900,000 we owed to it pursuant to the Loan Agreement between H.E. Capital S.A. and us, dated as of September 30, 2004. The units were issued and the warrants were exercised pursuant to an exemption from registration under Regulation S promulgated under the Act.

ITEM 6.	EXHIBITS

Exhibit Number
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or 18 U.S.C. 1350.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGE INNOVATIONS HOLDINGS INC.

Date:	November 15, 2004

By:	/s/ Alain Kardos

ALAIN KARDOS
Chief Executive Officer

By:	/s/ Derick Sinclair

DERICK SINCLAIR
Chief Financial Officer