Form 10KSB
period 2004-12-31
IMAGE INNOVATIONS HOLDINGS INC
filed 2005-04-15
CIK 1063842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

COMMISSION FILE NUMBER   0-50119

                         IMAGE INNOVATIONS HOLDINGS INC.

(Name of small business issuer in its charter)

                 Nevada                                 91-1898414
-------------------------------------------     --------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

         432 Park Avenue South
           New York, New York                              10016
-------------------------------------------     --------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number  518-589-9400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.001
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Registrant's revenues for the fiscal year ended December 31, 2004 were $6,059,704.

The aggregate market value of the common stock held by non-affiliates, based on the average closing bid and asked price of the common stock on April 11, 2005, was $130,777,500.

As or April 11, 2005, there were 24,910,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Cautionary Note Regarding Forward-Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Image Innovations Holdings Inc. ("we", "us" or the "Company") is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of Image herein, in other filings made by Image with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "anticipated," "plans," "intends," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Image to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

      (i)   history of operating losses;

      (ii)  competition in the marketplace;

      (iii) dependence on current management and future ability to obtain qualified management personnel;

      (iv) risks associated with expansion into additional markets where Image does not have a presence or significant market penetration;

      (v) the effect of economic conditions in the United States generally on Image's business;

      (vi) the failure to manage growth properly and integrate acquired assets and operations successfully;

      (vii) the ability to secure outside financing at rates or on terms acceptable to Image;

      (viii) other factors which are described in further detail in this Annual Report on Form 10-KSB and in other filings by Image with the Securities and Exchange Commission.

The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and Image undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Image Innovations Holdings Inc., a Nevada corporation (the "Company", "our", "us" or "we"), is in the business of selling high- and medium-value sports and entertainment celebrity artwork and collectibles, and low-cost consumer items branded under license with the logos of professional sport leagues and teams. The Company has three wholly-owned subsidiaries (collectively referred to as "Image Group"), as follows:

o Image Innovations Sports & Entertainment Inc., a Delaware corporation ("ISE"), sells celebrity artwork and collectibles through a targeted distribution network. ISE is becoming a recognized leader in the fast growing, multi-billion dollar industries of artwork collectibles. ISE has retained some of the most recognized names in the celebrity art world, including well-known artists such as Carlo Beninati and Doug London, to create celebrity artwork for sale and distribution.

o Image Innovations Inc., a Delaware corporation ("Image Innovations"), is in the business of adding value to a wide variety of relatively low-cost, but desirable electronic products, by endorsing them with the brand logos of sports teams and leagues and/or other recognized trademarks. Image Innovations creates, sources and markets these officially-licensed electronic products.

o Imaging Innovations Sports and Entertainment Inc. , a New York corporation ("Imaging"), was incorporated to acquire a warehouse and storage facility in Tannersville, New York, located near ISE's existing facility in Tannersville. Both ISE and Image Innovations operate their fulfillment centers from this facility. The facility is approximately 9,000 square feet.

Corporate Organization

Acquisition of Image Innovations

Effective June 30, 2003, we completed the acquisition of all of the issued and outstanding shares of Image Innovations, a Delaware corporation incorporated on January 14, 2003, pursuant to our offer to all of the shareholders of Image Innovations to purchase their shares in exchange for an aggregate of 10,000,000 shares of our common stock, on the basis of 10,000 shares of our common stock for each outstanding share of Image Innovations. As a result of this transaction, Image Innovations became a wholly-owned subsidiary of the Company. Shortly after the acquisition, we changed our corporate name from Busanda Explorations Inc. to Image Innovations Holdings Inc.

ISE

ISE was incorporated under the laws of the State of Delaware on January 20, 2004 as our wholly-owned subsidiary to compete in the celebrity memorabilia and collectibles industry. ISE acquired all of the celebrity memorabilia and collectibles inventory owned by MDK Sports & Entertainment Inc. ("MDK Sports") during our first fiscal quarter of 2004 pursuant to an asset purchase agreement among the Company, ISE and MDK Sports (the "Asset Purchase Agreement"). As consideration for the sale and transfer of the celebrity memorabilia inventory by MDK Sports to ISE, we issued to MDK Sports an aggregate of 4,000,000 restricted shares of our common stock. The inventory was valued at $3,015,278.

We also agreed to deliver to MDK Sports additional shares of our common stock upon achievement of certain milestones. On September 30, 2004 the Company, ISE and MDK Sports reached an agreement pursuant to which MDK Sports waived its right to receive the shares issuable under the Asset Purchase Agreement; accordingly, the Company and ISE have no further obligations to MDK Sports thereunder.

Imaging

Imaging was incorporated under the laws of the State of New York on August 13, 2004 as our wholly-owned subsidiary. On September 9, 2004, Imaging acquired a 9,000 square foot warehouse and storage facility located near ISE's existing facility in Tannersville. Both ISE and Image Innovations operate fulfillment centers from the Imaging warehouse.

Current Developments

Title-4-Art and Title-4-Sports

The Image Group has conceived and developed a process to issue a registered title to owners of fine art and memorabilia. The Image Group has received approval from a major cruise line to register titles for all art and sports memorabilia sold on their ships. The cruise line has estimated that it will register approximately 150,000 titles with the Company in 2005. The proposed cost to the purchaser of each title registration is is expected to be approximately $40. The Image Group intends to market this concept not only to the ships within our own distribution network but to other channels retailing fine art and memorabilia.

Celebrity Endorsement Agreement

Effective January 2005, ISE signed a three-year contract with Peyton Manning, a leading NFL quarterback who ranks among the highest-achieving quarterbacks in NFL history. Pursuant to the agreement, ISE will commission portraits of Mr. Manning as well as have exclusive rights with respect to Mr. Manning's signature on specific memorabilia to be distributed by ISE and certain non-exclusive appearance rights. Under the agreement, ISE has agreed to pay Mr. Manning's company, Pey Dirt, Inc., royalties as specified in the agreement, subject to aggregate minimum royalty payments of $2.5 million, of which the first $1.25 million was paid in the first quarter of 2005.

Potential Acquisition of Art Company

The Image Group has executed a letter of intent for the acquisition of a privately-owned art company that supplies art for sale through the cruise-line industry. The Company believes that the synergy between ISE and the target entity has the potential to augment the revenue base of ISE, while the reputation of the target entity will greatly enhance the Image Group as a leader in the fields of art and sport. Although negotiations for definitive documentation are proceeding, there can be no assurance that this transaction will be consummated.

Potential Distribution Arrangement

In conjunction with the above-mentioned potential acquisition, ISE is currently in discussions with a major cruise line for an exclusive six-year agreement to provide art for auctions on its entire fleet of twelve cruise ships. This transaction, if consummated, has the potential to increase the distribution ability of the Image Group and generate substantial additional revenues for ISE. It would, however, require us to raise significant additional funding in order to guarantee its performance obligations under the proposed arrangement, and there can be no assurance that we would be able to raise such additional capital on favorable terms, if at all. Even if we are able to raise the capital, there can be no assurance that we will be able to consummate this distribution agreement on favorable terms, or at all.

Formation of sports marketing and management division

The Image Group has formed a sports marketing and management division. It is currently negotiating with the principals of Axiom Sports and Entertainment Company to join the Image Group to assist in the management of this division. The principals are comprised of Rob Raju, who has several years of experience in sports management, and Ken Danekyo, a former player in the National Hockey League and a member of the Image Group's advisory board. There can be no assurance that an agreement with Axiom will be consummated on favorable terms to the Company, if at all.

The Business of ISE

ISE is our wholly-owned celebrity artwork and collectibles marketing and sales business, supplying original collectible sports memorabilia through an established distribution network that includes select retailers and the Internet, cruise ships, military installations in both the U.S. and overseas, and celebrity auctions. We commission established artists to produce authenticated limited edition products of well- known sports and entertainment figures. The products feature the personal signatures of both the artist and the celebrity. Artists include Carlo Beninati, Doug London and James Fiorentino. ISE combines the skills of these artists with the appeal of sports personalities such as Peyton Manning, Alex Rodriquez, Muhammad Ali, Joe Frazier, Larry Holmes, Tiger Woods, Arnold Palmer and Joe Montana in order to create memorabilia that is then marketed to suitable buyers. Each collector series consists of the original artwork, artist's proofs, and limited edition prints signed by both the artist and the celebrity. As part of the contract, celebrities typically autograph the original artwork, artist's proofs and limited edition prints created by us, as well as memorabilia specific to the celebrity, such as balls, bats, jerseys and helmets.

ISE also has an exclusive license from The Livve Licensing Group to use the image of the Breast Cancer Research stamp in fine art pieces, posters, mini-art pieces, officially minted coins and other similar products. In July 1998, the U.S. Postal Service ("USPS") issued the first Breast Cancer Research semi-postal stamp. The stamp sells at a premium, and the premium proceeds are divided between the National Institutes of Health and the U.S. Defense Department's Health Research Division to help fund the fight to "find a cure." In the six years since the stamp was first issued, more than 560 million stamps have been sold raising more than $40 million for breast cancer research.

ISE has created an exclusive embellishment of the stamp, which we anticipate will be sold in various types of prints through our distribution network of select retailers, cruise ships and military bases. We have obtained the exclusive rights to the image and expect to work jointly with Dr. Balazs (Ernie) Bodai, an individual involved in the creation of the Breast Cancer Stamp, on these printed works as well as develop jointly with Dr. Bodai an official commemorative coin to be minted by the Morgan Mint. We also plan to produce fine art pieces, posters, mini-art pieces, and other similar products using the embellishment. A percentage of sales of each item will be paid to CureBreastCancer, Inc., a non-profit organization.

ISE has entered into an agreement with the Quigley Corporation to distribute Pain Goes, a topical pain relief spray, through our distribution channels. Quigley will reimburse us for display and marketing costs. We plan on developing a marketing program that will involve the endorsement of the product by a popular NASCAR driver.

We generate revenues by wholesaling autographed products. Additional revenues are generated through retail sales of individual products and fine art assemblages. ISE generates revenue by selling its artwork and collectibles at wholesale to select retailers, cruise ships and military installations. It also sells its products at retail on the Internet.

We plan to continue to develop new celebrity-based art works and collectibles for resale to consumers as discussed below. These art works and collectibles will be created for ISE under a contractual arrangement with, and endorsed by, the artist and sports or entertainment celebrity. The artist will be paid a fee for creation of the work of art, and the celebrity will be paid an endorsement fee. Once endorsed by a celebrity, the product becomes subject to a verification and validation process in order to demonstrate to consumers that it has been endorsed by the celebrity and is not the subject of fraud. An example of a celebrity-endorsed art creation is a limited edition print of images of a famous sports celebrity printed on canvas and signed by the celebrity and artist. The limited edition prints are sold through distributors to consumers in markets which offer the greatest ability to access consumers who are likely to have substantial interest in such products.

Our ISE business can be classified as follows:

1. Fine Art & Assemblages Products - Products in this category include the following:

      (i) Authentic Legends Art - Consists of limited edition, high-quality artwork by renowned artists. ISE will commission the artists to produce authenticated limited edition products of top-tier sports and entertainment figures with the personal signatures of both the artist and sports celebrity. The original artwork will then be used to create artist's proofs and limited edition prints that are then signed by both the artist and the celebrity.

      (ii) Embellishments - Consists of limited edition photographs or images that are superimposed on a canvas and embellished by overpainting by the original artists, and signed by the artist and, where relevant, the celebrity.

      (iii) Historic Athlete Assemblages - Consists of an assemblage of collectible items of "Hall of Fame" athletes, including such items as uniforms, equipment and signed documentation.

      (iv) Unique Collectibles - Consists of products that are not generally available in the market but are distinguishable by their authenticity and rarity. These products may include pieces commissioned specifically by ISE.

2. Sports and Celebrity Memorabilia Products - Consists of memorabilia items from sports celebrities, including baseballs, bats, boxing gloves, sports jerseys, footballs, etc.

3. Mass Market Products - Consists of collectible reproductions of art created by retained artists, including posters and cards. Included in this category will be the products produced under the The Livve Licensing Group contract and the distribution of the Quigley products.

The Business of Image Innovations

Image Innovations is in the business of adding value to a wide variety of relatively low-cost products, by endorsing them under license with the brand logos of sports teams and/or other recognized trademarks. The principal components of the business strategy are as follows:

1.    License Agreements

o NHL Enterprises, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery-related products. The license is a non-exclusive license for the United States and expired on December 31, 2004. The current NHL season has been cancelled and the Company is attempting to negotiate the renewal of this license with the NHL.

o NHL Enterprises Canada, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery-related products in Canada. The license is a non-exclusive license for Canada and expires on December 31, 2005.

o NFL Properties LLC for the grant of a license to use the National Football League mark and other related marks in connection with batteries, flashlights with batteries, e-badge with batteries, radios with batteries, and universal remote controls with batteries. The license is limited to the United States and expired on March 31, 2005. The Company is in the process of determining whether to negotiate a renewal of this license.

o Riddell Sports Group. Riddell is the official supplier of football helmets to the NFL and supplies helmets to most football teams of the National Collegiate Athletic Association and the Canadian Football League. Under the terms of the agreement, Image Innovations will manufacture and distribute a pocket-size AM/FM radio with ear jacks, replicating the Riddell-style football helmet. The license is for a term expiring April 30, 2005. The Company is in the process of determining whether to negotiate a renewal of this license.

o MLB Properties, for the license to use Major League Baseball trademarks, service marks, copyright, and trade dress. Under the terms of the agreement, Image Innovations will manufacture and distribute alkaline batteries, keychain flashlights, and cell phone holders all featuring baseball club logos. The license is for a term expiring December 31, 2005.

      We will consider pursuing negotiations with additional sports leagues and teams to obtain additional license rights.

2.    Manufacturing Arrangements

      Image Innovations does not manufacture any of its consumer products; it out sources manufacturing to third party manufacturers located primarily in China, principally for reasons of price competitiveness and advanced technology for batteries and battery related products in China. Image Innovations has established relationships with suppliers in Asia who are believed to be capable of delivering innovative and quality products with the brand recognition, colors and symbols of licensed properties.

      Once manufacturing relationships are established, Image Innovations goes through a six-step process designed to establish quality control and compliance with our license agreements.

      We need additional financing to purchase new products from manufacturers. Manufacturers of targeted products will require that we have in place letters of credit in favor of manufacturers prior to the start of manufacturing. Due to our current working capital deficit, we will require additional financing before we are able to post letters of credit.

3.    Distribution

      Image Innovations sells to the retail trade through a network of brokers. If and when its existing business levels so justify, Image Innovations will consider establishing a network of salesmen in the United States to support its penetration of retail markets.

4.    Marketing

      Image Innovations' marketing strategy is to focus on premier sports franchises and create demand for its products by combining high profile brand names and trademarks with desirable consumer products. Its plan is to establish itself as a specialized brand licensing and promotional merchandising company.

Competition

There are numerous companies that compete in the same businesses that we do. Many of these competitors have established recognized brand names and presence in the market place and have substantially greater financial and business resources than we do.

In the field of officially licensed products, we compete with some of the largest consumer goods companies in the U.S., as well as with numerous specialty manufacturers and distributors. In the field of sports memorabilia, we compete with such companies as Steiner Sports (part of Omnicom Group), Field of Dreams, Tristar Productions Inc., Upper Deck and Gottahaveit.

We plan to compete against this competition using the following strategies:

1. We plan to continue to develop relationships with celebrities and artists with the objective of introducing unique pieces of art to the marketplace. We plan to develop these relationships by making use of the wide range of existing relationships that we have acquired in connection with our acquisition of certain of the assets of MDK Sports.

3. We plan continuously to develop and bring to market innovative proprietary products that are unique to us because of our license arrangements and difficult to copy because of the long lead times for development, packaging, manufacturing, contract negotiation and sales distribution.

4. We plan to secure licensed properties and rights from licensors for products in particular categories in order to differentiate our products from those of our competitors. These license agreements typically require up-front royalty payments, which may act as a barrier to entry to certain of our smaller competitors who lack the financing to make these payments.

Presentation of Financial Information

As discussed above, we completed the acquisition of Image Innovations effective June 30, 2003. Under accounting principles generally accepted in the United States ("GAAP"), our financial statements have been prepared using reverse-acquisition accounting principles, which resulted in Image Innovations acquiring Image Innovations Holdings for accounting purposes. Accordingly, Image Innovations is treated as the acquiror for accounting purposes, even though Image Innovations Holdings is the legal acquiror. Under GAAP, comparative figures for prior periods are based on the operating results of Image Innovations, but the type of share capital and number of issued and outstanding shares continue to reflect those of Image Innovations Holdings. Image Innovations was incorporated on January 14, 2003.

Web Site

We maintain three web sites that are integrated and targeted to provide information on our individual companies. The Company maintains a web site at www.ImageiiHoldings.com to provide general information on the Image Group and information for investors. ISE maintains a web site at www.ImageiiSportsEnt.com which was developed to support ISE and the sports and entertainment memorabilia division of our business. ISE customers can purchase ISE products on the web site. Image Innovations maintains a web site at www.Imageii.com, which was developed to support Image Innovations and the licensed products division of our business.

Advisory Board

To enhance our management team's depth and breadth of industry contacts, we have established an advisory board consisting of well-know industry players. Listed below are the members of our advisory board:

Larry Holmes: his record of 44 knockouts places him among boxing's elite. He won 48 consecutive bouts and had the longest uninterrupted heavyweight reign in boxing history, from 1978 until 1985.

Gerry Cooney: a heavyweight title contender against Larry Holmes in 1982 and, although defeated in that fight, ended his career with a 28 - 3 record. He founded FIST (Fighters Initiative for Support and Training), a non-profit organization dedicated to helping retired boxers re-enter mainstream life.

"Rollie" Fingers: a legendary relief pitcher for the Oakland As, the San Diego Padres and the Saint Louis Cardinals, he was inducted into the Baseball Hall of Fame in 1992 with a career 341 saves. He is a winner of the Cy Young Award.

Dave Kingman: known throughout his career as "Skyking" and "Kong" for his home runs, he played 16 seasons with the Giants, Mets, Padres, Angels, Yankees, Cubs and A's. He won the National League Home Run crown in 1979 and 1982.

Debbie Meyer: in 1972, she became the first woman to win gold medals in three individual swimming events in the Olympics. Since her retirement, one of her main activities has been working with young people.

George Gervin; considered one of the greatest players in the history of the San Antonio Spurs basketball franchise, he scored 23,602 points in his 12-year career with the Spurs, and holds several club scoring record. He was an ABA All Star three times and an NBA All Star nine consecutive times.

Ken Danekyo: appearing in 1,283 career regular-season National Hockey League games, and winning three Stanley Cups with the New Jersey Devils, he holds the highest games-played total in team history and ranks 35th in league history.

Government Regulation

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business.

Employees

We presently have 15 employees.

Research and Development Expenditures

We did not incur any research and development expenditures during the year ended December 31, 2004.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

We commission established artists to produce authenticated limited edition products of well-known sports and entertainment figures. The products feature the personal signatures of both the artist and celebrity. Artists include Carlo Beninati, Doug London and James Fiorentino. On all works commissioned by us, we own copyrights enabling us to reproduce the original work in any format.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain a mailing address at 432 Park Avenue South New York, New York 10016 at the offices of James Armenakis, one of our non-management directors.

We maintain an office for the operations of ISE in leased premises at 6061 Main Street, Suite 1A, Tannersville, New York 12485. These premises comprise approximately 7,000 square feet and are leased for a term expiring August 11, 2005. The lease has renewal rights through August 11, 2008. This office space is leased to us at a monthly lease rate of $2,850 by Rad-Place LLC, a company partially owned by Joseph Radcliffe, the father of Michael Radcliffe, one of our directors and the Chief Executive Officer of ISE.

We maintain an office for the operations of Image Innovations in leased premises at 615-100 Park Royal, West Vancouver, B.C., V7T 1A2, Canada. These premises comprise approximately 3,000 square feet and are leased for a term expiring March 31, 2009.

We own a warehouse fulfillment center at 6093 Main Street Tannersville, New York 12485. This warehouse comprises approximately 9,000 square feet that is used for warehousing and inventory storage.

ITEM 3. LEGAL PROCEEDINGS.

On January 31, 2005 and February 8, 2005, our former Chief Executive Officer, Alain Kardos, who resigned as a Director from the Company on February 3, 2004, filed actions in the Supreme Court of British Columbia, naming the Company, Image Innovations, ISE and Derick Sinclair, our Chief Financial Officer, as defendants, respectively. Mr. Kardos alleged (i) that the defendants wrongfully refused or neglected to return to him two certificates representing 700,000 shares of our common stock (the "Certificates", "Certificate", and "Shares", respectively) and (ii) that he was wrongfully dismissed from his position as an officer and employee of the Company and Image Innovations on October 21, 2004. Mr. Kardos seeks a declaration that the Shares and Certificates are his property; an injunction restraining and enjoining the defendants, and their directors, officers, employees, servants, agents and contractors, or others with knowledge of the injunction, from directly or through any other, selling, disposing of or in way dealing with the Shares or Certificates without the consent of Mr. Kardos; an order for the delivery by the defendants to Mr. Kardos, of the Certificates; and damages for their detention and/or conversion. In respect of the wrongful termination action, Mr. Kardos seeks damages in respect of inadequate notice, an extended notice period, general and special damages and costs.

We believe that Mr. Kardos' allegations are erroneous and that his claims are without merit. We intend to defend the actions vigorously, and filed a Statement of Defense with the Supreme Court of British Columbia on March 4, 2005.

On March 25, 2005, Mr. Kardos filed a third party complaint in the United States District Court for the District of Nevada, naming the Company, Image Innovations, ISE and Derick Sinclair as third party defendants, with substantially the same claims and requested relief as described above.

On January 13, 2005, we received a letter from Constellation Capital Corp. ("Constellation") demanding issuance by the Company to Constellation of warrants to purchase an aggregate of 2,500,000 shares of common stock at share prices ranging from $3.50 to $4.50 per share. The letter makes reference to a Consulting Agreement between the Company and Constellation dated July 7, 2004 pursuant to which Constellation agreed to perform certain advisory services for the Company in exchange for the grant of the warrants. The letter indicated that Constellation would consider litigation against the Company if it did not receive an "appropriate response" by January 20, 2005. The Company did not respond to the demand or issue the warrants, and the Company has not received notice of litigation.

We intend to defend vigorously any action brought by Constellation.

We are not party to any other material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting held on December 6, 2004 shareholders voted and elected the Board of Directors and shareholders approved the Company's 2004 Stock Option Plan, as amended. There were no other matters submitted to our security holders for a vote during the fourth quarter of our fiscal year ended December 31, 2004.

The aggregate number of shares of common stock of the Company entitled to vote at the meeting was 24,910,000. Present at the meeting, in person and by proxy, were the holders of 19,757,450 shares of common stock representing 79.32% of the total number of shares entitled to vote and constituting a quorum. The holders of our common stock elected Derick Sinclair, Alain Kardos, Michael Radcliffe, James Armenakis, David Whittle, Jack Jacobs and Arthur Gononsky as directors, and approved the Company's 2004 Stock Option Plan, as amended, as follows:

(i) ELECTION OF DIRECTORS:

                        Number of Votes         Number of
                            Cast For          Votes Withheld
                        -----------------     ---------------
Derick Sinclair           19,757,450            15,000
Alain Kardos              19,692,250            80,200
Michael Radcliffe         19,757,450            15,000
James Armenakis           19,757,450            15,000
David Whittle             19,757,450            15,000
Jack Jacobs               19,757,450            15,000
Arthur Gononsky           19,757,450            15,000

(ii) APPROVAL OF THE COMPANY'S 2004 STOCK OPTION PLAN, AS AMENDED

        Number of Votes Cast
For            Against    Abstain
---            -------    -------
19,757,450      0          15,000

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the stock symbol "IMGV." The Company changed its name in August 2003 from Busanda Explorations Inc. to Image Innovations Holdings Inc. The high and the low bid information for our shares of common stock for each quarter of trading were:

---------------------------------------------------------------------------

QUARTER                   HIGH ($)                 LOW ($)

---------------------------------------------------------------------------
First Quarter 2003        $0.05                    $0.05

---------------------------------------------------------------------------
Second Quarter 2003       $0.02                    $0.02

---------------------------------------------------------------------------
Third Quarter 2003        $1.15                    $0.05

---------------------------------------------------------------------------
Fourth Quarter 2003       $1.15                    $1.00

---------------------------------------------------------------------------
First Quarter 2004        $2.75                    $1.26

---------------------------------------------------------------------------
Second Quarter 2004       $3.40                    $2.40

---------------------------------------------------------------------------
Third Quarter 2004        $4.85                    $3.30

---------------------------------------------------------------------------
Fourth Quarter 2004       $6.75                    $4.80

---------------------------------------------------------------------------

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Common Stock

The Company had 412 shareholders of record on April 11, 2005.

Dividends

There are no provisions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

We have a loan agreement with H.E Capital for a non-revolving secured $5 million dollar loan, bearing interest at 9% per annum and due upon demand by H.E. Capital. The loan is secured by a general security agreement granted by us against all of our assets. The H.E. Capital agreement contains certain restrictions that limit our ability to pay dividends and redeem shares of common stock. There is no assurance that H.E. Capital will continue to advance additional amounts in order to fund the business of the Company or that they will not demand repayment.

Recent Sales of Unregistered Securities

We had no sales of our common stock during our fiscal year ended December 31, 2004, other than sales of our common stock that have been previously reported on our Quarterly Reports on Form 10-QSB that we have filed with the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction and Overview

The Image Group supplies both high- and low-cost products related to the sports and entertainment industry through its two operating subsidiaries, ISE and Image Innovations.

ISE creates and sells celebrity-based fine art and sports and entertainment memorabilia. Established portrait artists specializing in the sports and entertainment field are commissioned to create original fine art pieces of sports and entertainment celebrities. The originals of these pieces are copied by a special process onto canvas in limited quantities. Our primary source of revenue is derived from the sales of such pieces. Our primary end-customers are individuals with an interest both in fine art and sports and entertainment memorabilia. We believe we are becoming a recognized leader in the fast-growing, multi-billion dollar industries of artwork collectibles and officially licensed products. ISE has retained some well-known names in the celebrity art world, including Carlo Beninati, Doug London and James Fiorentino, and has established relationships in the sports world with major sports figures such as Muhammad Ali, Larry Holmes, Arnold Palmer, Tiger Woods, Joe Montana, Alex Rodriguez and Peyton Manning.

Effective January 2005, ISE signed a three-year contract with Peyton Manning, a leading NFL quarterback who ranks among the highest-achieving quarterbacks in NFL history. Pursuant to the agreement, ISE will commission portraits of Mr. Manning as well as have exclusive rights with respect to Mr. Manning's signature on memorabilia and certain non-exclusive appearance rights. Under the agreement, ISE has agreed to pay Mr. Manning's company, Pey Dirt, Inc., royalties as specified in the agreement, subject to aggregate minimum royalty payments of $2.5 million, of which the first $1.25 million was paid in the first quarter of 2005.

The retail market for sports memorabilia in the U.S. is currently estimated at over $3 billion dollars per annum. It is believed to be growing at an annual rate of over 8%. Historically, the industry has centered around cards, photographs and memorabilia specific to a particular individual or team, such as balls, bats, jerseys and helmets. While we are also active in this sector of the industry, we believe we have been at the forefront of the trend to generate high-value collectibles by commissioning paintings of sports celebrities from well known artists and creating limited edition reproductions of them. We have also been active in developing new channels of distribution such as land- and sea-based auctions.

The Company is at an early stage of development, but we have already achieved recognition in the marketplace as a result of the arrangements, exclusive and non-exclusive, into which we have entered with leading sports personalities and of the quality of the artists who have accepted our commissions. We have also developed distribution capacity for our officially-licensed products. From both of these areas of activity, we are being presented with many opportunities to increase the number of sporting figures under contract as well as to market additional officially-licensed products. We are also presented with opportunities to exploit our standing in the sports world for other commercial projects. Our challenge is, within the financial constraints within which we will be operating from time to time, to select those opportunities with the greatest market appeal and staying power and only enter into arrangements where the potential return justifies the expenditure commitment involved. In the longer term, our challenge is to coordinate our opportunities into a coherent and cohesive business strategy that is capable of world wide expansion.

Image Innovations is in the business of adding value to a wide variety of relatively low-cost electronic consumer products by endorsing them under license with the brand logos of sports teams and/or other recognized trademarks. Image Innovations creates, sources and markets these officially-licensed electronic products.

Results of Operations for the fiscal year ended December 31, 2004 as compared with the fiscal period ended December 31, 2003

Revenue

Our total revenue in fiscal 2004 was approximately $6.1 million, as compared with approximately $102,000 in fiscal 2003. ISE generated approximately $5.8 million of our fiscal 2004 revenue, principally attributable to the sale of celebrity and fine art collectibles, and Image Innovations generated approximately $300,000, principally attributable to the sale of battery products under our NFL, Riddell and NHL license agreements. The significant increase in fiscal 2004 revenue as compared with fiscal 2003 is directly attributable to the acquisition of the MDK Sports inventory in the first quarter of 2004 and the related expansion of the ISE business.

During 2003 the Company operated only its promotional licensing and branding business and spent most of the year developing products and relationships with manufacturers in China and a distribution network. By the end of the second quarter of 2004, those products were manufactured and delivered to our warehouse and we began fulfilling orders sold through the network established during the prior year. Our revenues in the third quarter were $240,000, but we discovered that we had breached a copyright with respect to our Light Chaser product. We were required to destroy all Light Chaser inventory and earned no revenues from that product. Our fourth quarter revenues dropped to $30,000 resulting from the loss of the Light Chaser product line and discovery that a shipment of radios that passed inspection prior to leaving our manufacturer in China were found to have faulty batteries on arrival at our warehouse making them unsuitable for sale. Sales were further hampered by the NHL strike.

In January, 2004 we formed ISE to create and sell celebrity-based fine art and sports and entertainment memorabilia. In the first and second quarters of 2004 we purchased various sports and memorabilia collections, the most significant being a collection from MDK Sports for four million shares of the Company's common stock. The memorabilia collection was valued at $3,015,278. As the target customers for our fine art memorabilia have substantial disposable income, the acquisition of the collection provides the opportunity to enhance our fine art business, with the objective of providing additional revenues and profits.

In the first and second quarter of 2004, the majority of the revenues from our ISE subsidiary was derived from sales of existing memorabilia from the collections we purchased. At the same time, we created new celebrity-based fine art pieces and produced limited editions of them, and contracted to have both the artist and the subject autograph the originals and limited editions. Our contracts with the sports and entertainment celebrities also included their signing of other memorabilia similar to the memorabilia we purchased in the first part of the year. At the end of the second quarter, we made our first sales of fine art collectibles and by the fourth quarter, fine art collectibles accounted for substantially all of our revenues.

Cost of Sales

Cost of sales was approximately $3.1 million for the year ended December 31, 2004 compared with approximately $55,000 in fiscal 2003. The significant increase in fiscal 2004 cost of sales as compared with fiscal 2003 is directly attributable to the acquisition of the MDK Sports inventory in the first quarter of 2004. Cost of sales comprised approximately $2.3 million for celebrity-based art created for ISE and approximately $740,000 for Image Innovations' battery products. The $2.3 million of ISE products consisted of original fine art pieces produced under contractual arrangements with artists and sports or entertainment personalities. The artists were paid a fee for the creation of the work of art and the celebrity was paid an endorsement fee. The celebrities also signed a limited number of collectibles which were sold or held for sale. In addition, we sold items that were purchased for resale.

The $740,000 of cost relating to Image Innovations consisted of $200,000 for battery products sold by Image Innovations and approximately $548,000 for the write-off of inventory. All our Image Innovations products are manufactured in China under our NFL, Riddell and NHL license agreements and shipped to our warehouse in Tannersville, New York for delivery to our customers in the United States. The $548,000 write-off of Image Innovations inventory related to a breach of copyright by us on our Light Chaser product line, which was not discovered until after the product had been manufactured and a defective shipment of radios arrived at our warehouse. We are investigating the cause of the defect and the extent to which all or part of our loss may be recoverable from the manufacturers. Our write-down of NHL product inventory was in recognition that these products are not selling as a result of the cancellation of the current NHL season.

Gross Profit

Gross profit in fiscal 2004 was approximately $3 million as compared with gross profit of approximately $47,000 in fiscal 2003. The significant increase in fiscal 2004 gross profit as compared with fiscal 2003 is directly attributable to the acquisition of the MDK Sports inventory in the first quarter of 2004. ISE produced gross profits of $3.4 million and a gross profit percentage of 60%. Image Innovations produced a gross profit of approximately $107,000 and a gross profit percentage of 34% before charges related to the write-offs of inventory. We wrote off inventory valued at approximately $548,000 producing a gross loss of $430,000 for Image Innovations for 2004.

Expenses

We incurred expenses totaling approximately $4 million for the year ended December 31, 2004, compared with approximately $666,000 in fiscal 2003.

Expenses attributable to ISE were approximately $1 million, which related to salaries, professional fees, marketing expenses, general and administration and travel and entertainment. Expenses attributable to Image Innovations were approximately $1 million, which related to development of products and expansion of distribution channels during the first six months, as well as lost sales opportunities. Expenses attributable to the Company were approximately $1.8 million. A significant portion of these expenses were for consulting and professional services. ISE was incorporated in January 2004.

We incurred consulting expenses of $1.3 million for services provided by various professionals. These professionals provided the Company with a range of corporate consultancy services, including developing business and financial models, financial advice, strategic planning, development of business plans, investor presentations, identifying, structuring and negotiating potential mergers and acquisition transactions, and advice and assistance to the Company in connection with the preparation of registration statements and other SEC filings. These professionals were paid a combination of cash and shares of the Company's common stock. The Company issued 490,000 shares of common stock valued at approximately $1.1 million and paid approximately $200,000 in cash. There were no shares issued for services in 2003.

Payroll expenses were approximately $1.1 million, of which approximately $450,000 was paid to employees and full-time consultants at Image Innovations, approximately $400,000 to employees and full-time consultants at ISE, and approximately $225,000 to employees, full-time consultants and directors of the Company. Approximately $240,000 of these fees were satisfied by issuing options to purchase 240,000 shares of our common stock at exercise prices ranging between $2.04 and $2.60 per share. These options were valued using the Black Scholes valuation method. Payroll expenses were approximately $296,000 in 2003 for Image Innovations employees only.

In fiscal 2004, the Company paid approximately $389,000 in professional fees, primarily to the Company's lawyers, accountants and auditors, as compared with approximately $6,400 in fiscal 2003.

The Company paid approximately $608,000 in general and administration expenses in fiscal 2004 as compared with approximately $235,000 in fiscal 2003. General and administration expenses include rent, utilities, postage and delivery, offices supplies, etc. The increase is directly related to increased activity resulting from the operations of ISE.

The Company incurred approximately $300,000 in travel and entertainment expenses. Image Innovations incurred approximately $105,000, ISE approximately $165,000 and the Company approximately $30,000. The Company's travel and entertainment related primarily to travel between the New York and Vancouver offices, attending meetings in respect of potential financings and potential acquisitions. Image Innovations' travel and entertainment related primarily to travel to manufacturing facilities in China, travel to sales distributors across the United States, visiting customers, and attending industry related trade shows and conventions. ISE's travel and entertainment related to attending meetings in respect of potential financings and potential acquisitions, and hosting events to promote ISE's celebrity endorsements. Travel and entertainment in 2003 was approximately $74,000 related primarily to travel to manufacturing facilities in China, travel to sales distributors across the United States, visiting customers, and attending industry-related trade shows and conventions.

The Company incurred interest expense of approximately $174,000 in fiscal 2004, as compared with zero for fiscal 2003. Interest expense consisted of approximately $59,000 in cash payments, $24,000 was payable at December 31, 2004, and approximately $91,000 was expensed as interest when the Company retired $400,000 in debt due to a related party by issuing 266,667 units consisting of one (1) share of common stock and one (1) warrant exercisable at $2.00 per share. The approximately $91,000 expense was the difference between the debt retired and the trading price of the Company's shares on the date of the transaction plus the value of the warrants issued using the Black Scholes valuation method. There were no interest expenses in 2003.

Net Loss

We incurred a net loss of approximately $983,000 for the period ended December 31, 2004 as compared with a net loss of approximately $619,000 in fiscal 2003. We incurred high costs associated with professional services and consulting services during this growth and development stage, which contributed to our losses. In 2004 we issued shares and warrants/options to consultants to provide short term services to the Company. These shares and warrants/options were valued at approximately $1.1 million.

Liquidity and Financial Condition

We had working capital of approximately $4.9 million including cash of approximately $297,000 as of December 31, 2004.

We anticipate that we will require approximately $6 million over the next twelve months in order to continue our operations as presently contemplated. Our ability to generate revenues will depend on our ability to obtain financing to fund our operations and our success in expanding our business. The Company is currently in discussions with a number of sources with respect to potential financing to fund our operations. Several of these sources have made financing proposals to the Company for debt, equity or a combination of the two, and we are actively pursuing these proposals. However, there can be no assurance that any of these proposals will lead to fruition or that the required funding will be obtained in order to enable us to carry out our continuing operations. In the event that we are unable to secure adequate financing on acceptable terms, we may be compelled to cease or significantly curtail our operations, or alternatively, seek protection in bankruptcy.

H.E. Capital S.A. ("H.E Capital") has been a major source of funding for the Company to date. The Company has a loan agreement with H.E Capital for a non-revolving secured $5 million dollar loan, bearing interest at 9% per annum and due upon demand by H.E. Capital. As of April 11, 2005, $1.1 million was outstanding under this loan agreement. Additionally, H.E Capital has invested $1.5 million in the Company through a combination of conversion of debt and a private placement.

The Company also issued a promissory note in the principal amount of $800,000 to a third party on April 27, 2004, which note became due and payable on October 27, 2004. The note bears interest monthly at the rate of 18% per annum. As of April 11, 2005, we had repaid $100,000 of the principal amount; the remaining $700,000 is past due and we are currently negotiating repayment terms with the lender. The loan is secured by first lien against all the assets of the Company.

On September 9, 2004, Imaging acquired a 9,000 square foot warehouse and storage facility for $300,000. Both ISE and Image Innovations operate fulfillment centers from the Imaging warehouse. The Company has spent approximately $60,000 on equipment for the warehouse. The remainder of the assets owned by the Company consist of office furniture and equipment.

Historically, the Company has been financed primarily by loans from related parties. The planned expansion of the business will require a variety of financing sources, including new equity capital, long-and short-term debt and the provision of third-party bonding for the Company's operational performance obligations. The cost of such financing will be determined in part by our stock price and in part by third party assessment of our operating prospects.

The Company operates subject to normal manufacturing financial profiles, except that the nature of its product development requires it to build and accumulate significant inventories. Similarly, its contractual arrangements with its sports celebrities requires it to make advance royalty payments in order to secure the contracts. Its ability to retain new sports personalities is therefore subject to the constraint as to the availability of funds.

As a young business with a limited history and a small equity capital base, the Company has not yet been able to establish a high credit rating. As the Company's operations grow in size and as new equity is introduced into the business, we expect that we will be able to establish a higher credit rating, although there can be no assurance that this will be achieved.

The Company has based its anticipated liquidity requirements on its operating experience to date and on the business opportunities and negotiations in which it is currently engaged. This liquidity requirement could be adversely affected by various events outside the Company's control, such as an interruption in the operations of the cruise line industry or the failure of, or any difficulties suffered by, any of its customers. The Company intends to develop a spread of distribution channels and customers to mitigate the effect on its liquidity of any individual adverse factor.

Critical Accounting Policies

General.

In accordance with generally accepted accounting principles ("GAAP"), we record certain assets at the lower of cost and fair value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions. Those judgments, estimates and assumptions are made based on current information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under GAAP to adjust those of our earlier estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as "write downs" of the assets involved).

It is our practice to establish reserves or allowances to record downward adjustments or "write-downs" in the carrying value of assets, such as accounts receivable and inventory. Such write-downs are recorded as charges to income or increases in expense in our statement of operations in the periods when such reserves or allowances are established or increased to take account of changed conditions or events. As a result, our judgments, estimates and assumptions about future events can, and will, affect not only the amounts at which we record such assets on our balance sheet, but also our results of operations.

In making our estimates and assumptions, we follow GAAP and accounting practices applicable to our business and those that we believe will enable us to make fair and consistent estimates of the fair value of assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition

Image Innovations has a large volume of small sales, typically under $5,000 each. Sales transactions are recorded automatically and posted to the general ledger from the invoice produced by the inventory sub-ledger when shipment of the product is completed. Invoices and sales returns are reconciled monthly. Each Image Innovation customer completes a credit application and a credit check is completed before credit is granted. Credit terms vary between 30 and 45 days and are dependent on the size of the customer.

ISE has a small number of large transactions, typically over $100,000 each. Sales transactions are recorded when the product is delivered to the customer. Credit terms vary significantly and are dependent on agreements with individual customers.

Inventory

Image Innovations inventory consists of a large volume of low-value, battery operated items, typically valued below $10 each. All of our products are manufactured in China. Our inventory is valued at the lower of cost and market value. We need rapid inventory turnover to ensure that the product is delivered with a battery in good working condition. We establish an allowance as soon as we determine that our inventory value is impaired.

ISE inventory consists of high-value items that typically increase in value with time. Such inventory is a mix of memorabilia that we have purchased and memorabilia that we have created. The items that are purchased are recorded at the purchase price. We commission established artists to produce authenticated limited edition products of well-known sports and entertainment figures. The products feature the personal signatures of both the artist and celebrity. These items are valued on a project cost basis under which the cost of the artist, the costs associated with the contract with the celebrity, and the costs associated with the creation of the limited editions are accumulated and assigned to the units produced. Annually, we hire independent appraisers with expertise in sports and entertainment memorabilia to value our inventory and we record any impairment in the value of each item appraised by reducing the carrying value of that item in our inventory records.

Stock based transactions

We have concluded various transactions where we paid the consideration in shares of our common stock, and/or warrants or options to purchase our common stock. These transactions include:

o Acquiring the services of various professionals who provided the Company with a range of corporate consultancy services, including developing business and financial models, financial advice, strategic planning, development of business plans, investor presentations, identifying, structuring and negotiating potential mergers and acquisition transactions, and advice and assistance in connection with the preparation of registration statements and other SEC filings.

o Retaining the services of our Advisory Board to promote the celebrity image memorabilia business of ISE.

o     Settlement of indebtedness of the Company.

o     Purchasing sports memorabilia inventory.

o Providing incentives to attract, retain and motivate employees, officers, directors and consultants of the Company or of any subsidiary who are important to the success of the Company and its subsidiaries.

When our stock is used in transactions, the transactions are generally valued using the price of the shares being transferred at the time the shares are issued for the services provided, except where the transaction is so large and the number of shares transferred is significantly higher than the historical trading activity in the Company's stock. In these circumstances, if the value of the asset or service being acquired is available and is believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided.

When options or warrants to purchase our stock are used in transactions with third parties, the transaction is valued using the Black-Scholes valuation method. The Black-Scholes valuation method is widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to establish market value of stock options or warrants: (i) strike price (the price to be paid for a share in the company's stock), (ii) price of the company's stock on the day the options or warrants are granted, (iii) number of days that the options or warrants can be exercised before they expire, (iv) trading volatility of the company's stock, and (v) annual interest rate on the day the option or warrant is granted. The determination of expected volatility requires management to make an estimate and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

When options or warrants to purchase our stock are used as incentives for employees, officers or directors, we use the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by Statement of Financial Accounting Standards "SFAS" No. 123. The intrinsic value method calculates the value of the option or warrant at the difference between the strike price and the price of the stock on the day the option or warrant is granted, except that such value is zero if the strike price is higher than the price of the stock.

When the instruments are provided for past services or are provided fully vested and are not subject to return, the shares are valued at the market price at the time the instrument is delivered. When the instrument is provided for future services, the expense is based on the fair market value of the instruments when the services are provided.

Once the transaction value is determined, GAAP requires us to record the transaction value as an expense or asset as determined by the transaction and to record an increase in paid-up capital of the Company.

ITEM 7. FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the year ended December 31, 2004 that comprise the following:

1. Report of Independent Registered Public Accounting Firm;

2. Audited Financial Statements for the year ended December 31, 2004, including:

      a.    Consolidated Balance Sheet as at December 31, 2004;

      b. Consolidated Statement of Operations for the year ended December 31, 2004 and the period ended December 31, 2003;

      c. Consolidated Statement of Changes in Shareholders' Equity for the year ended December 31, 2004 and the period ended December 31, 2003;

      d. Consolidated Statement of Cash Flows for the year ended December 31, 2004 and the period ended December 31, 2003;

      e.    Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 13, 2005, the Audit Committee of the Board of Directors of the Company dismissed Clyde Bailey P.C. as its independent accountant, effective January 11, 2005, and retained Goldstein Golub Kessler LLP to act as the Company's independent public accountants to audit and certify the Company's financial statements for the year ended December 31, 2004.

Clyde Bailey P.C.'s report on the Company's financial statements for the year ended December 31, 2003, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audit for the year ended December 31, 2003, and through January 14, 2005, there were no disagreements between the Company and Clyde Bailey P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Clyde Bailey P.C.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such year.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of our most recently completed fiscal year ended December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Financial Officer, who was also performing the function of our principal executive officer at that time. We did not have a chief executive officer at the time we performed such evaluation. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not as effective as they should be with respect to timely alerting management to material information required to be included in our periodic SEC filings. Specifically, our internal reporting processes and procedures did not ensure that full, accurate and timely disclosure of matters required to be reported to the SEC in our periodic filings were made. Nevertheless, our management has determined that all matters required to be disclosed in this report have been reported. We are in the process of diligently developing processes and procedures to assure full, accurate and timely disclosure in the current fiscal year, with the expectation of establishing effective disclosure controls and procedures as soon as reasonably practicable.

Changes in Internal Control Over Financial Reporting

During our most recently completed fiscal year ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our directors and their respective ages are as follows:

Name                      Age
----                      ---

Michael Preston           59

Derick Sinclair           49

Michael Radcliffe         35

James Armenakis           62

David Whittle             40

Arthur Gononsky           66

Jack Jacobs               59

Our executive officers, ages and respective positions are as follows:

Name                      Age        Position
----                      ---        --------

Michael Preston           59         President, Chief Executive Officer and
                                     Secretary

Derick Sinclair           49         Chief Financial Officer and Treasurer

Michael Radcliffe         35         Chief Executive Officer of ISE

Set forth below is the background and experience of each of our current officers and directors.

Michael Preston has been our President, Chief Executive Officer and Director since April 2005. Over the last 30 years, Mr. Preston has been involved with many growing companies, in the U.K. and U.S., as an entrepreneur and financial and strategic advisor. Two of the companies he founded, Sterling Publishing Group and Broad Street Group, were engaged in marketing and media and were publicly traded in the U.K.. Since 1994, in addition to his business interests, Mr. Preston has been actively engaged in Alberdale & Co., an FSA-regulated corporate finance and business advisory firm in the U.K. of which he is a founder and 50% owner. Alberdale specializes in media, technology and life sciences, and is joint founder and manager of the First IsraTech Fund, an Israel-based high technology venture capital fund. Mr. Preston has for three years been an advisor to, and is currently, a director of Phosphagenics Limited, an Australian biotechnology company listed on the Australian Stock Exchange and on the Alternative Investment Market of the London Stock Exchange. He was also a founder of, and until 2002 served on the board of, the PowerChannel companies, which in 2000 formed a strategic partnership with Granada Media, the U.K.'s largest non-governmental television group. Mr. Preston joined Price Waterhouse from Exeter College, Oxford University in 1968 and qualified as a Chartered Accountant before leaving in 1973. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

Derick Sinclair has been our Chief Financial Officer and a Director since February 2004. Mr. Sinclair has been our Secretary since April 5, 2005. Mr. Sinclair was president, secretary and treasurer of Busanda Explorations Inc., our predecessor entity, from its inception in 1998 to June 2003. Since March 1998, he has also been President and a director of Natalma Industries Inc., a publicly-traded exploration stage mining company traded on the OTCBB. Since March 1997, Mr. Sinclair has served as President of Cosmah Industries, Inc., a privately-held exploratory mining company in Vancouver, Canada. From March 1996 to November 2003, he was Chief Financial Officer and Vice President of Administration for Navigata Communications Inc, formerly RSL COM Canada Inc., and Westel Telecommunications in Vancouver, B.C. Based in North Vancouver, British Columbia with regional offices in Ontario, Quebec and Alberta, Navigata is a communications company providing data and voice services.

Michael Radcliffe is one of our Directors and is the Chief Executive Officer of ISE. Mr. Radcliffe joined us following the acquisition of the inventory of MDK Sports on March 5, 2004. Mr. Radcliffe has substantial experience in product development of innovative products, mergers and acquisitions and real estate. He has been the chief executive officer of several private companies that he has helped become public companies.

James Armenakis has been a Director since March 2004. Mr. Armenakis is an attorney admitted to the practice of law in the states of New York and South Carolina. He is a graduate of the New York University School of Law, where he received an LLM in International Law. He has specialized in international transactions, litigation, mergers and acquisitions and negotiation of complex transnational, commercial and real estate transactions. His responsibilities have included advising and restructuring companies and their operations in the United States, Canada and Europe. He has sat on a number of public and private boards of directors.

David Whittle joined the Company as a Director on March 15, 2004 and is Chairman of our Audit Committee. Currently, he also serves as a director and chair of the audit committee of Mountain Province Diamonds Inc., a public company listed on the Toronto Stock Exchange and on the American Stock Exchange. Since August 2004, Mr. Whittle has served as the Chief Financial Officer of Hillsborough Resources Limited, a mining company based in Vancouver Canada, which is a public company listed on the Toronto Stock Exchange. From October 2002 until August 2004, he was a partner in the chartered accounting firm of Gregory, Whittle & Associates, located in Port Moody, B.C. From 1994 to 2002, Mr. Whittle was the President of Glenmore Highlands Inc., a mineral exploration company in Vancouver, B.C. that is publicly listed in Canada. For several years prior to October 2002, he was the proprietor of his own chartered accounting practice. Mr. Whittle has also been a senior officer and director of a number of other public companies during the past several years. Mr. Whittle graduated from the University of British Columbia with a BComm, and received his chartered accounting designation from the Institute of Chartered Accountants of British Columbia in Canada.

Arthur Gononsky joined the Company as a director on September 22, 2004 and is Chairman of our Board of Directors and Chairman of our Compensation Committee. Since January 1994, Mr. Gononsky has been the President and Chairman of the Board of Directors of Cementex Latex Corporation, a New York company that imports and compounds natural latex and distributes polyurenthane and silicone rubber compounds. Since January 1971, he has also been the President and Chairman of the Board of Directors of Standard Screen Supply Corporation, a New York company that manufactures screen printing supplies. Mr. Gononsky has also been the President of Active Process Supply Co., Inc., a New York company that imports and distributes bolting cloth and stencil silk. Mr. Gononsky received a Bachelor's degree from Yeshiva University and a Master's degree in Science Education from New York University.

Jack Jacobs joined the Company as a Director on September 3, 2004 and is Chairman of our Governance Committee. Since June 1996, Mr. Jacobs has been a principal of The Fitzroy Group, a firm that specializes in the development of residential real estate in London, England. Since October 2001, Mr. Jacobs has also served as an on-camera military and political analyst for NBC News. Mr. Jacobs received a Bachelor's degree and Master's degree from Rutgers University. He is a trustee of Aegis Investments. Mr. Jacobs received three bronze stars, two Silver Stars and the Congressional Medal of Honor for his service in the U.S. Army, from which he retired with the rank of Colonel.

Term of Office

Our Directors are elected for a one-year term to hold office until the next annual meeting of our shareholders and until their successors are duly elected and qualified. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We have an audit committee consisting of David Whittle, Chairman, Jack Jacobs and Arthur Gononsky. Our board of directors has determined that Mr. Whittle is an "audit committee financial expert" based on his qualification as a chartered accountant and his prior experience.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and certain other finance executives. Our Code of Ethics is attached to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION.

The Summary Compensation Table below sets forth compensation paid by the Company for the fiscal years ended December 31, 2004, 2003, and 2002 for services to its principal executive officer and other executive officers who received a total annual salary and bonus which exceeded $100,000. Information with respect to Alain Kardos, our former President and Chief Executive Officer, is also included.

Summary Compensation Table
--------------------------------------------------------------------------

                                ANNUAL COMPENSATION
--------------------------------------------------------------------------
                                                             Other Annual
Name        Title          Year    Salary        Bonus       Compensation
--------------------------------------------------------------------------
Alain       President and  2004    $89,500         0               0
Kardos(1)   Chief
            Executive
            Officer        2003    $90,000         0               0


                           2002         --        --              --


--------------------------------------------------------------------------
Clifford    Chief          2004        n/a       n/a             n/a
Wilkins(2)  Executive
            Officer
                           2003          0         0               0


                           2002          0         0               0
--------------------------------------------------------------------------

(1) Mr. Kardos was appointed our Chief Executive Officer effective December 1, 2003 and was terminated on February 3, 2005. Mr. Kardos was paid in Canadian dollars. Compensation is calculated based on $1.20 CDN per $1.00 U.S. as at April 11, 2005.

(2) Mr. Wilkins was our Chief Executive Officer from June 30, 2003 to December 1, 2003.

Stock Option Grants

We granted 1,360,000 stock options to our officers, directors or employees during our most recent fiscal year ended December 31, 2004. In fiscal 2005, we granted 380,000 stock options to our officers, directors and employees. In addition, during fiscal 2004, we granted 210,000 stock options to contractors in consideration of services performed. We have not granted any additional stock options to contractors in fiscal 2005.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our officers, directors or employees during the fiscal year ended December 31, 2004.

Employment Agreements

We presently have an employment agreement with Derrick Sinclair, our Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Sinclair is employed by the Company for a term of two years commencing on January 1, 2005, with provision for automatic renewal. Mr. Sinclair is entitled to base compensation of $156,000 per annum, subject to adjustment during the second year of the term, as well as a discretionary bonus. Mr. Sinclair received upon commencement of the term, as part of his compensation, 100,000 shares of fully-vested common stock.

Compensation of Directors

Our directors receive an annual retainer of $10,000 plus $1,000 for attending each board meeting and $500 for attending each committee meeting. Our directors are eligible to receive grants of stock options pursuant to our 2004 Stock Option Plan.

Stock Option Plan

At the annual shareholders meeting held on December 6, 2004, the 2004 Stock Option Plan, as amended ("the Plan") was approved. The Plan is designed to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company and its subsidiaries, by offering them an opportunity to participate in the Company's future performance through awards of stock options. The total number of shares reserved and available for grant and issuance pursuant to the Plan is 2,500,000 or such lesser number of shares as permitted under the laws of Nevada.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act during our fiscal year ended December 31, 2004, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company stating that he or she was not required to file a Form 5 during our fiscal year ended December 31, 2004, it has been determined all officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities have met their reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 11, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of our common stock, (ii) each of our directors and each of our named executive officers, (iii) each person proposed to be appointed as a director of the Company and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

-----------------------------------------------------------------
                                 Number of
Name and address                 Shares of        Percentage of
of beneficial owner              Common Stock     Common Stock1
-----------------------------------------------------------------
Michael Preston(9)                     0(2)       4.0%

-----------------------------------------------------------------
Alain Kardos(9)                  822,807(10)      3.3%

-----------------------------------------------------------------
Derick Sinclair(9)               250,000(3)       1.0%

-----------------------------------------------------------------
Michael Radcliffe(9)             315,000(4)       1.3%

-----------------------------------------------------------------
James Armenakis(9)               80,000(5)        *

-----------------------------------------------------------------
Arthur Gononsky(9)               134,000(6)       *

-----------------------------------------------------------------
David Whittle(9)                 95,000(7)        *

-----------------------------------------------------------------
Jack Jacobs(9)                     30,000(8)      *

-----------------------------------------------------------------
All Officers and Directors as a  2,670,667        10.7%
Group (7 persons)

-----------------------------------------------------------------

----------

* Represents ownership of less than one percent.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
      (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of April 11, 2005, there were 24,910,000 shares of our common stock issued and outstanding.

(2) Does not include up to 1,000,000 shares which may be issuable to which Mr. Preston will be entitled under economic arrangements to be finalized within 30 days of the date of Mr. Preston's Employment Agreement with the Company dated as of April 14, 2005.
(3) Includes 250,000 shares that may be acquired upon exercise of vested options held by Mr. Sinclair.
(4) Includes 175,000 shares that may be acquired upon exercise of vested options held by Mr. Radcliffe.
(5) Includes 80,000 shares that may be acquired upon exercise of vested options held by Mr. Armenakis.
(6) Includes 30,000 shares that may be acquired upon exercise of vested options held by Mr. Gononsky.
(7) Includes 95,000 shares that may be acquired upon exercise of vested options held by Mr. Whittle.
(8) Includes 30,000 shares that may be acquired upon exercise of vested options held by Mr. Jacobs.
(9) The beneficial owner's address is: C/o Image Innovations Holdings Inc., 432 Park Avenue South, New York, NY 10016.
(10) Includes 122,807 shares that may be acquired upon exercise of vested options held by Mr. Kardos. Information with respect to Mr. Kardos' beneficial ownership is based solely upon a review of Forms 3 and 4 filed with the SEC. Mr. Kardos was terminated in all capacities as an officer, employee and director of the Company and its subsidiaries on February 3, 2005.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o     Any of our directors or officers;

o     Any person proposed as a nominee for election as a director;

o Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

o     Any of our promoters;

o Any relative or spouse of any of the foregoing persons who has the same house as such person.

HE Capital

H.E. Capital S.A. ("H.E Capital") has been a major source of funding for the Company to date. The Company has a loan agreement with H.E Capital for a non-revolving secured $5 million dollar loan, bearing interest at 9% per annum and due upon demand by H.E. Capital. The loans are secured by a general security agreement granted by the Company against all of its assets.

On December 30, 2003 the Company sold 1,200,000 Units consisting of one (1) Common Share and one (1) Warrant to H.E. Capital at a purchase price equal to $0.75 per Unit, for an aggregate purchase price of $900,000, in accordance with The Regulation S Subscription Agreement made between the Company an H.E. Capital. The Purchase Price was paid by H.E. Capital by the settlement of $900,000 of indebtedness of the Company to H.E. Capital.

On March 4, 2004 the Company issued 266,667 Units consisting of one (1) Common Share and one (1) Warrant to H.E. Capital at a price equal to $1.50 per Unit, for an aggregate purchase price of $400,000, in accordance with The Regulation S Subscription Agreement made between the Company an H.E. Capital. Each warrant had an exercise price of $2.00 per share. The Purchase was completed by the cancellation of $400,000 of indebtedness to H.E. Capital. As H.E. Capital was a related party the shares and warrants issued were valued at $491,093 of which $400,000 was to settle the debt and $91,093 was recorded as a financing expense.

On September 30, 2004 H.E. Capital exercised 600,000 warrants to purchase 600,000 restricted Common Shares. The Purchase by H.E. Capital was completed by the settlement of $900,000 of indebtedness to H.E. Capital.

At December 31, 2004, the balance of H.E Capital's advances to the Company under the loan agreement totaled $1,085,541. During 2004 H.E. Capital advanced $2,218,647 against the loan agreement and, as described above, cancelled indebtedness of $1,300,000 in exchange for the issuance of common stock and warrants. In addition, H.E. Capital purchased 133,333 units of common stock and warrants for $200,000. There is no assurance that H.E. Capital will continue to advance additional amounts in order to fund the business of the Company or that they will not demand repayment.

The H.E. Capital agreement contains certain restrictions that limit the Company's ability to pay dividends and redeem shares of common stock.

James Armenakis, one of our non-management directors, serves as counsel to the Image Group on a semi-regular basis. In 2004, fees payable by the Image Group to Mr. Armenakis in respect of services performed by Mr. Armenakis amounted to $118,400.

We maintain an office for the operations of ISE in leased premises at 6061 Mains Street, Suite 1A, Tannersville, New York 12485. These premises are comprised of approximately 7,000 square feet and are leased for a term expiring August 11, 2005. The lease has renewal rights through August 11, 2008. This office space is leased to us at a monthly lease rate of $2,850 by Rad-Place LLC, a company partially owned by Joseph Radcliffe, the father of Michael Radcliffe, one of our directors and the Chief Executive Officer of ISE.

MDK Sports & Entertainment Inc. ("MDK Sports")

Michael Radcliffe, one of our directors and the Chief Executive Officer of ISE, together with Mr. Radcliffe's father and several other family members, were promoters and controlling principals of MDK Sports.

ISE acquired all of the celebrity memorabilia inventory owned by MDK Sports during our first quarter of 2004. As consideration of the sale and transfer by MDK Sports to ISE of its celebrity memorabilia inventory, the Company issued to MDK Sports an aggregate of 4,000,000 restricted shares of our common stock on closing. The inventory was valued at $3,015,278.

The negotiations between the Company and MDK Sports concluded in January 2004. Because the Company's stock was not actively traded, the Company and MDK Sports agreed that the inventory value was the most reliable basis for valuing the transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit Number Description of Exhibit
-------------- ----------------------

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

10.3           Amendment to Loan Agreement dated November 5, 2003 between H.E.
               Capital SA and Image Innovations Inc. (4)

10.4 Asset Purchase Agreement dated March 4, 2004 among Michael Radcliffe, MDK Sports & Entertainment Inc., Image Innovations Holdings Inc. and , Image Innovations Sports & Entertainment Inc.
               (5)

10.5 2004 Stock Option Plan, as Adopted by the Board Of Directors on January 2, 2004, and amended February 19, 2004 (5)

10.6 Employment Agreement, dated as of December 29, 2004, by and between Image Innovations Holdings Inc and Derick G Sinclair. (5)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
--------------------------------------------------------------------------------

      (1) Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB registration statement filed on December 6, 2002, as amended.
      (2) Previously filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K filed on July 11, 2003.
      (3) Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to our Current Report on Form 8-K originally filed on July 11, 2003.
      (4) Previously filed as an Exhibit to our Quarterly Report on Form 10-QSB filed on November 14, 2003.
      (5)   Filed herewith.

--------------------------------------------------------------------------------

(b)   Reports on Form 8-K

During our fiscal quarter ended December 31, 2004, we filed one Current Report on Form 8-K, on October 5, 2004, to disclose our acquisition of a warehouse facility in Tannersville, New York as well as our entering into a loan agreement with H.E. Capital S.A., under which H.E. Capital S.A. agreed to provide us with a secured non-revolving loan of up to an aggregate principal amount of $5,000,000 for general working capital purposes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During fiscal years 2004 and 2003, we retained our independent auditor to provide services in the following categories and amounts:

           ----------------------------------------------------

           Fee Category            2004           2003

           ----------------------------------------------------

           Audit Fees              $45,000        $1,500

           ----------------------------------------------------

           Audit Related Fees      $0             $0

           ----------------------------------------------------

           Tax Fees                $0             $0

           ----------------------------------------------------

           All Other Fees          $0             $0

           ----------------------------------------------------

           Total                   $45,000        $1,500

           ----------------------------------------------------

Our auditor has not provided us with any non-audit services during the last two fiscal years.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMAGE INNOVATIONS HOLDINGS INC.



                                          By: /s/ Michael Preston
                                              --------------------------------
                                                Michael Preston
                                                Principal Executive Officer


Dated: April 15, 2005


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael Preston             Director and Chief          April 15, 2005
------------------------        Executive Officer
    Michael Preston

/s/ Derick Sinclair             Director and Chief          April 15, 2005
------------------------        Financial Officer
     Derick Sinclair

/s/ Arthur Gononsky          Chairman of the Board of       April 15, 2005
------------------------              Directors
    Arthur Gononsky

/s/ David Whittle                    Director               April 15, 2005
------------------------
    David Whittle

/s/ Jack Jacobs                      Director               April 15, 2005
------------------------------
    Jack Jacobs

                                     Director               April 15, 2005
------------------------
    James Armenakis

/s/ Michael Radcliffe                Director               April 15, 2005
------------------------
    Michael Radcliffe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Image Innovations Holdings Inc.

We have audited the accompanying consolidated balance sheet of Image Innovations Holdings Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Innovations Holdings Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.


/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 25, 2005, except for the last paragraph of Note 12, as to which the date is April 1, 2005, the last paragraph of Note 14, as to which the date is April 4, 2005, and the last paragraph on Note 19, as to which the date is April 14, 2005

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Image Innovation Holdings Inc.

I have audited the accompanying consolidated balance sheet of Image Innovation Holdings Inc. (a development stage company), ("Company") as of December 31, 2003 and the related consolidated statement of operations, consolidated statement of stockholders' equity, and consolidated statement of cash flows for the period from inception (January 14, 2003) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to about present fairly, in all material respects, the financial position of Image Innovation Holdings, Inc. (a development state company) as of December 31, 2003 and the results of its operations and its cash flows for the period from inception (January 14, 2003) to December 31, 2003, in conformity with generally accepted accounting principles in the United States.

                                /s/ Clyde Bailey

                                Clyde Bailey P.C.


San Antonio, Texas
March 10, 2004

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheet


                                                              December 31,
                                                                  2004

ASSETS


Current Assets
    Cash                                                      $    297,011
    Accounts receivable net                                      3,491,029
    Inventory                                                    3,155,017
    Other current assets                                           147,283
    Total current assets                                         7,090,340

Property and Equipment, Net                                        411,166
Total Assets                                                  $  7,501,506

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Demand loan H.E. Capital S.A.                             $  1,085,541
    Promissory Note                                                700,000
    Accounts Payable                                               266,059
    Accrued Expenses                                               167,940
    Total current liabilities                                    2,219,540
Contingencies and Commitments

Stockholders' Equity
    Preferred Stock                                                     --
     1,000,000 authorized preferred shares,
      par value $.01
     Nil shares issued and outstanding

    Common Stock                                                    24,910
     50,000,000 authorized shares,
       par value $.01
     24,910,000 shares issued and
       outstanding

    Additional Paid in Capital                                   6,878,295

    Accumulated Deficit                                         (1,621,239)
    Total stockholders' equity                                   5,281,966
Total liabilities and stockholders' equity                    $  7,501,506


                The accompanying notes are integral part of the
                       consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statement of Operations

--------------------------------------------------------------------------------
                                                           For the Period from
                                                             January 14, 2003
                                     For the Year ended      (inception) to
                                      December 31, 2004     December 31, 2003
--------------------------------------------------------------------------------
Revenues                               $     6,059,704        $       101,743
--------------------------------------------------------------------------------
Cost of sales                                3,059,608                 54,768
--------------------------------------------------------------------------------
Gross Profit                                 3,000,096                 46,975
--------------------------------------------------------------------------------
Expenses:
     Consulting Services                     1,309,668                     --
     Depreciation and amortization              24,080                  1,342
     General and administration                607,993                234,844
     Interest                                  173,761                     --
     Marketing and promotions                   42,707                     --
     Payroll and compensation                1,081,953                296,408
     Product development                        46,981                 52,303
     Professional fees                         389,144                  6,354
     Travel and entertainment                  301,353                 74,419
--------------------------------------------------------------------------------
Total expenses                               3,977,640                665,670
--------------------------------------------------------------------------------
Net Income before Taxes                       (977,544)              (618,695)
--------------------------------------------------------------------------------
Provision for Income Taxes                       5,000                     --
--------------------------------------------------------------------------------
Net Loss                               $      (982,544)       $      (618,695)
================================================================================
Loss Per Common Share:
Basic and Diluted                      $         (0.04)       $         (0.06)
Weighted Average number of Common
 Shares
Outstanding:
Basic and Diluted                           23,546,462              9,532,328

                The accompanying notes are integral part of the
                       consolidated financial statements.

MAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the year ended December 31, 2004 and the period from January 14, 2003 (inception) to December 31, 2003


                                                                           Number of                           Additional
                                                                        Common Stock          Amount         Paid-In Capital

Shares issued on incorporation on January 14, 2003                           1,000      $        --     $         1,000
Adjustment to accumulated deficit to recognize costs
 related to the acquisition of Image Innovations as
 described in Note 1                                                            --               --                  --

Prior Image share capital, replaced by Image Holdings                       (1,000)              --                  --
 share capital upon consolidation under reverse
 takeover accounting

Current Image share capital, replaced by Image Holdings                 18,170,000           18,170              (1,000)
 share capital upon consolidation under reverse takeover
 accounting

Net monetary liabilities of Busanda acquired by Image                           --               --                  --

Transferred to additional paid in capital                                       --               --             (39,547)
Shares issue for payment of debt                                         1,200,000            1,200             898,800

Net Loss                                                                        --               --                  --

Balance, December 31, 2003                                              19,370,000           19,370             859,253

Common stock issued to acquire Inventory of MDK Sports                   4,000,000            4,000           3,011,279
Common stock and warrants issued for settlement of debt
  and interest                                                             866,667              867           1,390,226
Common stock and warrants issued for cash                                  183,333              183             274,817
Common stock issued for services                                           490,000              490           1,101,287
Options and warrants issued for services                                        --               --             241,433
Net Loss                                                                        --               --                  --
Balance December 31, 2004                                               24,910,000      $    24,910     $     6,878,295


                                                                      Accumulated        Stockholders'
                                                                        Deficit              Equity

Shares issued on incorporation on January 14, 2003                  $           --      $        1,000
Adjustment to accumulated deficit to recognize costs
 related to the acquisition of Image Innovations as
 described in Note 1                                                       (20,000)            (20,000)

Prior Image share capital, replaced by Image Holdings                           --                  --
 share capital upon consolidation under reverse
 takeover accounting

Current Image share capital, replaced by Image Holdings                    (17,170)                 --
 share capital upon consolidation under reverse takeover
 accounting

Net monetary liabilities of Busanda acquired by Image                      (22,377)            (22,377)

Transferred to additional paid in capital                                   39,547                  --

Shares issue for payment of debt                                                --             900,000

Net Loss                                                                  (618,695)           (618,695)

Balance, December 31, 2003                                                (638,695)            239,928

Common stock issued to acquire Inventory of MDK Sports                          --           3,015,279
Common stock and warrants issued for settlement of debt
  and interest                                                                  --           1,391,093
Common stock and warrants issued for cash                                       --             275,000
Common stock issued for services                                                --           1,101,777
Options and warrants issued for services                                        --             241,433
Net Loss                                                                  (982,544)           (982,544)
Balance December 31, 2004                                           $   (1,621,239)     $    5,281,966



                The accompanying notes are integral part of the
                       consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the year ended December 31, 2004 and the period from January 14, 2003 (inception) to December 31, 2003

                                                                 2004                2003
Operating
Activities
Net Loss                                                 $     (982,544)     $     (618,695)
Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                              24,080               1,342
      Interest on debt conversion                                91,093
      Write off of inventory                                    547,985
      Common stock issued for services                        1,101,777                  --
      Options and warrants issued for services                  241,433                  --
      Changes in operating assets and liabilities
           Increase in accounts receivable                   (3,491,029)                 --
           Increase in inventory                               (687,723)
           Decrease/(increase) in other assets                      271            (147,554)
           Increase in accounts payable                         243,709              22,350
           Increase in accrued expenses                         167,940
      Net cash used in operating activities                  (2,743,008)           (742,557)

Cash flows from investing activity -
      Purchase of property and equipment                       (417,929)            (18,659)

Cash flows from financing activities:
      Proceeds from promissory note - net                       700,000
      Proceeds from demand notes                              2,209,837           1,075,704
      Proceeds from sale of stock and warrants                  275,000               1,000
      Charges to stock holders equity on acquisition                 --             (42,377)
      Net Cash provided by financing activities               3,184,837           1,034,327

      Net increase in Cash                                       23,900             273,111

      Cash at beginning of period                               273,111                  --
      Cash at end of period                              $      297,011      $      273,111


Supplemental Disclosure
  Cash paid for interest                                 $       58,668      $           --

Non cash financing activities:
  Common stock issued for inventory                      $    3,015,279      $           --
  Common stock and warrants issued to settle debt        $    1,300,000      $      900,000


                The accompanying notes are integral part of the
                       consolidated financial statements.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------


1. Organization

      Image Innovation Holdings Inc., formerly known as Busanda Explorations Inc. ("the Company") was incorporated under the laws of the State of Nevada on March 3, 1998. Prior to June 30, 2003, the Company had entered into an agreement to purchase mineral property claims in the Laird Mining Division, British Columbia, Canada, but lost the claim due to lack of funding. The Company had no other business. The Company was therefore an inactive company with nominal net non-monetary assets, the shares of which were and continue to be quoted on the OTC Bulletin Board.

      Acquisition of Image Innovations Inc.

      Image Innovations, Inc. ("Image") was incorporated under the laws of the State of Delaware on January 14, 2003. Image was established to become a recognized player in the field of promotional licensing and branding. The Company completed the acquisition of Image effective June 30, 2003 by exchanging 10,000,000 shares of the Company's common stock for all outstanding stock of Image on the basis of 10,000 shares for each outstanding share of Image. It was a condition precedent to closing that all shareholders of Image accept the Company's offer and that the audited financial statements of Image had been delivered to the Company. As a result of this transaction, Image became a wholly owned subsidiary of the Company.

      Notwithstanding its legal form, the acquisition was accounted for as a reverse acquisition, as the former shareholders of Image owned approximately 55% of the Company's common shares after the closing of the acquisition and constituted the majority shareholders of the Company. Accordingly the financial statements reflect the operations of Image and the acquisition as if Image acquired the Company. Also, as the Company was inactive with nominal assets, the acquisition was accounted for as an issuance of stock by Image accompanied by a recapitalization.

      Image Innovations Sports & Entertainment Inc.

      Image Innovations Sports & Entertainment Inc. ("Image Sports & Entertainment") was incorporated under the laws of the State of Delaware on January 20, 2004 as the Company's wholly owned subsidiary to compete in the celebrity memorabilia industry. Image Sports & Entertainment acquired all of the celebrity memorabilia inventory owned by MDK Sports & Entertainment Inc. ("MDK Sports") pursuant to an asset purchase agreement dated March 4, 2004. As consideration of the purchase, the Company issued to MDK Sports an aggregate of 4,000,000 restricted shares of it's common stock. The acquired inventory had a value of approximately $3,015,000.

      Imaging Innovations Sports and Entertainment Inc.

      Imaging Innovations Sports and Entertainment, Inc. ("Imaging") was incorporated under the laws of the State of New York on August 13, 2004 as the Company's wholly owned subsidiary. On September 9, 2004 Imaging acquired a 8,625 square foot warehouse and storage facility in Tannersville, NY located near Image Sports & Entertainment's existing facility in Tannersville, NY.


2. Basis of Preparation and Presentation:

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidated.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------

3. Liquidity:

      The Company has sustained net operating losses over the past two years. During 2004 the Company exited the development stage. Management is continuing to develop its celebrity memorabilia business and is pursing additional capital to continue this endeavor. The Company anticipates issuing equity securities to meet working capital requirements and to fund development costs in connection with this business.


4. Summary of Significant Accounting Policies:

      a)    Development Stage Enterprise

            The 2003 financial statements reflect the Company being in the development stage. The Company exited the development stage when it acquired inventory from MDK on January 20, 2004.

      b)    Cash and Cash Equivalents

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

      c)    Accounts Receivable

            Accounts receivable are recorded at the outstanding amounts net of the allowance for doubtful accounts. The Company utilizes the allowance method for recognizing the collectibility of its accounts receivable. The allowance method recognizes bad debt expense based on review of the individual accounts outstanding based on the surrounding facts. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible. The allowance for doubtful account at December 31, 2004 was approximately $16,000.

      d)    Inventory

            Inventory is valued at the lower of cost or net realizable value and is determined on the first-in, first-out method. Inventory is comprised of finished goods and work in progress. The fine art celebrity memorabilia inventory is valued using job costing and the Company commissions an annual year end appraisal of its inventory to validate the carrying value. At December 31, 2004 inventory consisted of approximately $3,060,000 in fine art celebrity memorabilia inventory and approximately $95,000 in license products inventory.

      e)    Property and Equipment

            Property and equipment is recorded at cost. Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective  assets.  The  estimated  useful lives of  furniture  and fixtures is seven years, and office equipment and machinery and equipment are six to seven years. The building is depreciated over ten years. Computer equipment is depreciated over four to five years and software is depreciated over two-three years. Leasehold improvements are depreciated over the remaining lives of the leases. Repairs and maintenance costs are expensed as incurred.

      f)    Income Taxes

            The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------

      g)    Revenue Recognition

            The Company's revenues are derived principally from the sale of limited edition fine art prints, sports memorabilia and licensed products. Revenues are recognized upon delivery and acceptance of the product to the customers.

      h)    Shipping Costs

            Shipping costs included in Cost of Sales amounted to approximately $50,000 and $7,000 for the year ended December 31, 2004 and the period ended December 31, 2003, respectively.

      i)    Stock-based Compensation

            In December 2004, the FASB issued Statement No. 123 (revised 2004) ("123R") Share Based Payment. Statement 123R supersedes APB Opinion No. 25, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is considered a small business issuer for which the implementation of 123R is required as of the beginning of the first interim or annual reporting period after December 15, 2005. The Company is required to implement 123R beginning in the fiscal year beginning January 1, 2006. The effect of this pronouncement on the Company for the year ended December 31, 2004 is reflected in the table below.

            The Company currently accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by Statement of Financial Accounting Standards "SFAS" No. 123.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------


            Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company would have an increase in net loss and net loss per share for the year ended December 31, 2004.:

--------------------------------------------------------------------------------
                                                                     2004
================================================================================
Net loss for the period, as reported                            $    (982,544)
Add: Stock based compensation included in net loss                     22,593
Deduct: Total stock based employee compensation expense
determined under fair value based methods for all awards             (526,172)
--------------------------------------------------------------------------------
Pro forma net loss                                              $  (1,486,123)
================================================================================
Basic and diluted net loss per share as reported                $       (0.04)

Pro forma basic and diluted net loss per share                  $       (0.06)
--------------------------------------------------------------------------------

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

                       Expected volatility                        30 to 40%

                       Risk-free interest rate                  2.74 to 3.84%

                       Expected life                               5 years


      j)    Loss per Common Share

            Loss per common share are computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income
            (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. In 2004 potential common stock amounting to approximately 2,620,000 has not been included in the computation of diluted loss per share for 2004 as the effect would be antidilutive. In 2003 potential common stock amounting to approximately 1,200,000 has not been included in the computation of diluted loss per share for 2003 as the effect would be antidilutive as well.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------

      k)    Use of Estimates

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

      l)    Fair Value Disclosure

            The  carrying  value for cash,  receivables  and  accounts and notes
            payable   approximate  fair  values  because  of  the  immediate  or short-term maturities of these financial instruments.

      m)    New Accounting Pronouncements

            The Company does not believe that any other recently issued, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

      n)    Royalty and License Agreements

            The Company has royalty and license agreements, as described in Note
            13. Amounts paid for licenses are amortized over the life of the agreement, usually one year. The Company prepays minimum royalties and amortizes then based on units sold.

      o)    Reclassification

            For comparability, certain 2003 amounts have been reclassified, where appropriate, to conform to the financial presentation used in 2004.


      p)    Advertising Expense

            Advertising   costs  are   expensed  as  incurred  and  amounted  to
            approximately $5,000 and $18,000 in the year ended December 31, 2004 and for the period ending December 31, 2003 respectively.


      5.    Other Current Assets

            Other current assets at December 31, 2004 consist of the following:

================================================================================
Prepaid royalties on licenses                                     91,642

Other (none in excess of 5% of total current assets)              55,641
--------------------------------------------------------------------------------
                                                           $     147,283
================================================================================

6. Property and Equipment

--------------------------------------------------------------------------------
                                                Depreciation and     Net book
                                   Cost          Amortization          Value
================================================================================
 Warehouse Building          $     268,200    $       7,500    $    260,700
 Warehouse Land                     31,800                -          31,800
 Furniture and equipment            29,359            3,277          26,082
 Warehouse Equipment                61,865            4,840          57,025
 Computer equipment                 25,911            4,246          21,665
 Computer software                  19,454            5,560          13,894
================================================================================
                             $     436,589    $      25,423    $    411,166
================================================================================


      Depreciation expense for the year ended December 31, 2004 and the period ended December 31, 2003 amounted to approximately $24,000 and $1,000 respectively.

7. Accrued Expenses

      Accrued expenses at December 31, 2004, consists of the following:

     ===========================================================================
     Salaries & directors fees                                          92,832
     Other (none in excess of 5% of total current liabilities)          75,108
     ---------------------------------------------------------------------------
                                                               $       167,940
     ===========================================================================


8. Promissory Note

      A promissory note in the principal amount of $800,000 was issued to a third party on April 27, 2004 and was due on October 27, 2004. The note bears interest monthly at the rate of 18% per annum. At December 31, 2004 the Company had repaid $100,000 of the principal amount the remainder $700,000 was past due and the Company was negotiating repayment terms with the lender. The loan is secured by first charge against all the assets of the Company. Although the note is past due, the Company is still accruing interest at the rate of 18% per annum.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------

9. Demand Loan H. E. Capital S. A.

      H.E. Capital S.A. ("H.E Capital") has been a major source of funding for the Company to date. The Company has a loan agreement with H.E Capital for a non-revolving secured $5 million dollar loan, bearing interest at 9% per annum and due upon demand by H.E. Capital. The loans are secured by a general security agreement granted by the Company against all of its assets.

      On December 30, 2003 the Company sold  1,200,000  Units  consisting of one
      (1) Common Share and one (1) Warrant to H.E. Capital at a purchase price equal to $0.75 per Unit, for an aggregate purchase price of $900,000, in accordance with The Regulation S Subscription Agreement made between the Company an H.E. Capital. The Purchase Price was paid by H.E. Capital by the settlement of $900,000 of indebtedness of the Company to H.E. Capital.

      On March 4, 2004 the Company issued 266,667 Units consisting of one (1) Common Share and one (1) Warrant to H.E. Capital at a price equal to $1.50 per Unit, for an aggregate purchase price of $400,000, in accordance with The Regulation S Subscription Agreement made between the Company an H.E. Capital. Each warrant had an exercise price of $2.00 per share. The Purchase was completed by the settlement of $400,000 of indebtedness to H.E. Capital. As H.E. Capital was a related party the shares and warrants issued were valued at $491,093 of which $400,000 was to cancel the debt and $91,093 was recorded as a financing expense.

      On September 30, 2004 H.E. Capital exercised 600,000 warrants to purchase 600,000 restricted Common Shares. The Purchase by H.E. Capital was completed by the settlement of $900,000 of indebtedness to H.E. Capital.

      At December 31, 2004, the balance of H.E Capital's advances to the Company under the loan agreement totaled $1,085,541. During 2004 H.E. Capital advanced approximately $2,200,000 against the loan agreement and as described above converted $1,300,000 of the amounts advanced to common stock and warrants. In addition H.E. Capital purchased, as described in
      Note 10, 133,333 units of common stock and warrants for $200,000. There is no assurance that H.E. Capital will continue to advance additional amounts in order to fund the business of the Company or that they will not demand repayment.

      The H.E. Capital agreement contains certain restrictions that limit the Company's ability to pay dividends and redeem shares of common stock.


10. Common Stock

      Shares issued to third parties for services rendered are valued at the closing price of the Company's common stock on the date of the services are performed.

      During 2004,  the Company  issued common stock to acquire  inventory  (see
      Note 1) and settle debt payable to a shareholder (see Note 9)

      On March 12, 2004, the Company issued 183,333 units, of which 133,333 were purchased by H.E. Capital, for $275,000 in cash. Each unit consists of one common share and one warrant to purchase one common share at $2.00 per share exercisable for 2 years from the date of issuance.

      On March 13, 2004, the Company issued 200,000 common shares for services received in connection with the MDK Sports acquisition. The value of the common stock was $274,000 and was expensed at the time of issuance.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------

      Between February 28 and March 16, 2004 the Company appointed seven members to an Advisory Board and issued a total of 150,000 common shares for service. The value of the common stock is $318,250 and was expensed at the time of issuance.

      Between April 2 and June 8, 2004, the Company issued 140,000 common shares to three consulting groups for financial consulting services. The value for the common stock was $509,527 and was expensed at the time of issuance.


11. Warrants

      At December 31, 2004, the Company had outstanding 1,050,000 warrants issued to various parties to purchase shares of the Company's common stock at prices ranging from $1.50 to $2.00.

      Warrants issued to third parties for services are valued using the Black-Scholes and expensed as the services are provided.

      A summary of the Company's warrants as of December 31, 2004 and 2003 and changes during the period then ended is presented below:

-----------------------------------------------------------------------------------------
                                                 2004                        2003
-----------------------------------------------------------------------------------------
                                                   Weighted                     Weighted
                                      Number of    average       Number of     average
                                       shares    exercise price   shares   exercise price
=========================================================================================
Outstanding, beginning of period       1,200,000  $   1.50             --    $      --
Granted                                  450,000      2.00      1,200,000         1.50
Exercised                               (600,000)    (1.50)            --           --
Forfeited                                     --        --             --           --
-----------------------------------------------------------------------------------------
Outstanding, end of period             1,050,000  $   1.71      1,200,000    $    1.50
-----------------------------------------------------------------------------------------

12. Contingencies

      On July 7, 2004, the Company entered into a consulting agreement with Constellation Capital Corp. ("Constellation"), whereby Constellation was to provide consulting services including corporate planning & marketing strategies, identifying and assisting with merger and acquisition opportunities, conducting market and research activities, and assisting with new business development activities. For these services, Constellation was to receive warrants to purchase a total of 2,500,000 shares of common stock at prices ranging from $3.50 to $4.50 per share. The company has taken the position that services were never rendered, and therefore the consultant is not entitled to the warrants. Constellation has made demand for the warrants, but has taken no further action. The Company intends to vigorously defend any action or proceeding commenced by Constellation.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------

      On August 25, 2004, the Company entered into a consulting agreement with Aries Equities Corp. ("Aries") whereby Aries was to provide certain financial consulting services. For these services, Aries received warrants to purchase 200,000 shares of common stock at prices ranging from $5.14 to $6.17 per share. The warrants were contingent upon the performance of the services by Aries. The services were not provided and on April 1, 2005, both parties agreed that the warrants were voided and that each party had no further obligation to the other.


13. Stock Incentive Plans

      On January 2, 2004 the Company implemented a Stock Option Plan ("2004 Stock Option Plan"), which allows the Board of Directors to grant options to employees, members of the Board of Directors, consultants and contractors. The 2004 Stock Option Plan provides the Board of Directors the ability to determine the type, size, terms and vesting periods of the awards under the Plan.

      The number of shares available under the 2004 Stock Option Plan is 2,500,000. As of December 31, 2004 1,585,000 options have been granted under the 2004 Stock Option Plan. Purchase options are granted having exercise prices equal to the closing price of the stock on the date of grant.

      The Company issued no options during the period ended December 31, 2003. A summary of the status of the Company's options as of December 31, 2004 and changes during the year then ended is presented below:

--------------------------------------------------------------------------------
                                                    2004
--------------------------------------------------------------------------------
                                                          Weighted
                                         Number of         average
                                          shares        exercise price
================================================================================
Outstanding, beginning of period               --      $         --
Granted                                 1,585,000              1.73
Exercised                                      --                --
Forfeited                                 (15,000)             2.60
--------------------------------------------------------------------------------
Outstanding, end of year                1,570,000      $       1.72
================================================================================

Options exercisable at year end         1,126,929
================================================================================

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------

      The following table summarizes information about stock options outstanding at December 31, 2004:

----------------------------------------------------------------------------------------------
                      Options Outstanding                             Options Exerciseable
------------------------------------------------------------------    ------------------------
                                         Weighted-
                                          Average       Weighted-                      Weighted-
     Range of             Number         Remaining      Average          Number         Average
     Exercise          Outstanding      Contractual     Exercise       Exercisable     Exercise
                       at December         Life                        at December
      Prices             31,2004          (Years)        Price           31, 2004        Price
==================================================================    ========================
      $1.26              845,000         4.01         $   4.01           601,140     $    1.26
  $1.60 - $2.50          440,000         4.19             4.19           323,333          1.90
  $2.60 - $4.55          285,000         4.72             4.72           202,456          2.78
                       =========                                       =========
  $1.26 - $4.55        1,570,000         4.19         $   4.19         1,126,929     $    1.72
                       =========                                       =========
----------------------------------------------------------------------------------------------

      The weighted average fair value of options issued during the year ended December 31, 2004 was $0.62.

      The Company charged operations for $22,593 which represented the intrinsic value of options issued to employees at exercise prices below market prices at the date of grant.


14. Private Placement Agent

      On September 14, 2004 the Company engaged J Giordano Securities Group ("JGSG") as its exclusive agent in the private placements of securities of the Company or any of its affiliates in one or more related transactions to one or more investors in the form of convertible preferred stock, convertible debt securities, equity-linked securities or other equity or equity-linked arrangements, including debt securities with warrants.

      Upon the consummation of any sale of debt or equity securities of the Company in connection with the Private Placements the Company will pay JGSG a fee (the "Placement Fee") equal to 8.0% of the total equity and 6.0% of the total debt consideration received by the Company in connection with the Private Placements (the "Transaction Consideration").

      In addition to the Placement Fee, upon the closing of the sale of securities in connection with the Private Placements, the Company shall issue to JGSG warrants to purchase the same securities of the Company (the "Warrants") in an amount equal to 10% of the Transaction Consideration to be priced on the same terms as the Investors in the Private Placements. The Warrants shall expire five years from the date of issuance. The Warrants shall carry the same registration rights and anti-dilution provisions as the securities sold in the Private Placements. At December 31, 2004 no fees had been incurred in relation to this agreement.

      On April 4, 2005 the Company terminated the agreement with JGSG.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------

15. Commitments

      Image license agreements - Image has entered into the following license agreements:

      o NHL Enterprises, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery related products. The license is a non-exclusive license for the United States. The license is for a term expiring December 31, 2004. The NHL current season has been cancelled. The company is negotiating renewal of this license with the NHL.

      o NHL Enterprises Canada, LP for the license of the National Hockey League name and other NHL logos and indicia for use in connection with batteries and other battery related products in Canada. The license is a non-exclusive license for Canada. The license is for a term expiring December 31, 2005.

      o NFL Properties LLC for the grant of a license to use the National Football League mark and other related marks in connection with batteries, flashlights with batteries, e-badge with batteries, radios with batteries, and universal remote controls with batteries. The license will be limited to the United States. The license is for a term expiring March 31, 2005.

      o Riddell Sports Group. Riddell is the official supplier of Football helmets to the NFL and supplies helmets to most football teams of the NCAA and the CFL. Under the terms of the agreement Image will manufacture and distribute a pocket size AM/FM radio with ear jacks, replicating Riddell-style football helmet. The license is for a term expiring April 30, 2005.

      o MLB Properties, for the license to use Major league Baseball trademarks, service marks, copyright, and trade dress. Under the terms of the agreement Image will manufacture and distribute alkaline batteries, keychain flashlights, and cell phone holders all featuring Club Logos. The initial term of the agreement is from June 1, 2004 to December 31, 2005 with a royalty rate of 11% of net sales. The license is for a term expiring December 31, 2005.

      Image plans to pursue negotiations with further sports leagues and sports teams to obtain additional license rights.

      The payments due in 2005 under these existing licenses terms is $127,500. None of these licenses extend beyond 2005.

      (b)   Office Lease

      In April 2004 the Company entered into a lease agreement for its offices in West Vancouver, British Columbia, Canada. The lease expires in March 2009 and requires annual rent payments of approximately $51,000.

      The Company has office space in Tannersville, New York. The lease is with an officer of the Company, expires in August 2005, and requires monthly payments of approximately $3,000.

     Rent expense charged to operations amounted to approximately $86,000 and $20,000 for the years ended December 31, 2004 and 2003, respectively.

      (c)   Office Equipment lease

      In September 2003 the Company entered into an equipment lease for a high resolution color printer. The lease expires in August 2005 and requires annual rent of approximately $3,000.

      In August 2004 the Company entered into an equipment lease for a black and white printer/fax. The lease expires in July 2009 and requires annual rent of approximately $2,000.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------

16. Significant Customers

      The top five customers for the year ended December 31, 2004 generated 71% of the revenues, 41%, 10%, 7%, 7%, and 5%, respectively. In 2003 all the Company's revenues were from one customer.

      Two of our top five customers represent 85% of the Company's total accounts receivable at December 31, 2004.


17. Income Taxes

      The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets are as follows:

--------------------------------------------------------------------------------
                                                       December 31   December 31
                                                          2004          2003
                                                          ----          ----
Fair value of warrants and common stock                 $   221,000  $       --
Net operating losses                                        113,000     210,000
Less valuation allowance                                   (334,000)   (210,000)
--------------------------------------------------------------------------------
Deferred tax assets                                     $        --  $       --
================================================================================
The reconciliation of the effective income tax rate to the federal statutory rate for the years ended
December 31, 2004 and 2003 is as follows:

Federal income tax rate                                        (34%)       (34%)
State and local taxes
Change in valuation allowance on net operating
State and local taxes                                            1%
carry-forwards                                                  34%         34%
--------------------------------------------------------------------------------
Effective income tax rate:                                       1%          0%
================================================================================

      The Company has net operating losses carryforward of approximately $650,000 available to offset taxable income through the year 2023.


18. Related Party Transactions

      Image Sports & Entertainment paid approximately $19,000 to an officer of the Company for rent of office space in Tannersville New York.

      The Company had no other related party transactions.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

--------------------------------------------------------------------------------

19. Subsequent events

      Effective January 2005, the Company completed a three-year contract with Peyton Manning, a leading NFL quarterback. Pursuant to the agreement, the Company will commission portraits of Mr. Manning as well as have exclusive rights with respect to Mr. Manning's signature on memorabilia and certain non-exclusive appearance rights. Under the agreement, the Company has agreed to pay Mr. Manning's company, Pey Dirt, Inc., royalties as specified in the agreement, subject to aggregate minimum royalty payments of $2.5 million, of which the first $1.25 million was paid in the first quarter of 2005.

      On January 31, 2005 Alain Kardos CEO and Director filed an action in the Supreme Court of British Columbia, naming the Company and Derick Sinclair, Chief Financial Officer of the Company, as defendants. Mr. Kardos alleged
      (i) that the defendants wrongfully refused or neglected to return to him certificates representing 700,000 shares of the Company's common stock and
      (ii) that he was wrongfully dismissed from his position as an officer and employee of the Company and the Subsidiary on October 21, 2004. The Company believes that Mr. Kardos' allegations are erroneous and that his claims are without merit. The Company intends to vigorously defend the action. Mr. Kardos' claim that he is entitled to 700,000 shares of the Company's common stock is disputed by H.E. Capital S.A. who are in possession of the shares.

      On February 9, 2005, the board of directors authorized, approved, ratified and confirmed the termination of Alain Kardos in all capacities as an officer, employee and director of the Company and its subsidiaries.

      On April 14, 2005, the Company entered into an employment contract with a new Chief Executive Officer whereby the new Chief Executive Officer will be entitled to receive up to 1,000,000 shares of common stock at terms to be finalized during the second quarter of 2005.