Form 10QSB
period 2005-03-31
IMAGE INNOVATIONS HOLDINGS INC
filed 2005-05-23
CIK 1063842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended MARCH 31, 2005

|_|   Transition Report under 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                 to
                                ----------------  -------------------


Commission File Number     0-50119


                         IMAGE INNOVATIONS HOLDINGS INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

NEVADA                                         91-1898414
------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

432 PARK AVENUE SOUTH
NEW YORK, NY                                   10022
---------------------                          -----
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code:(518) 589-9400
                                                --------------

                                 NOT APPLICABLE
                                 --------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

As of May 17, 2005, there were 24,916,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                         PART I - FINANCIAL INFORMATION


ITEM  1. FINANCIAL STATEMENTS.


IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                                    March 31,       December 31,
                                                                     2005              2004
                                                                  (Unaudited)
                                                                --------------    --------------
ASSETS
------

Current Assets
     Cash                                                       $        3,707    $      297,011
     Accounts receivable net                                         2,447,972         3,491,029
     Inventory                                                       3,170,153         3,155,017
     Intangible assets                                               1,183,700                --
     Other current assets                                               52,400           147,283
                                                                --------------    --------------

     Total current assets                                            6,857,932         7,090,340

Property and Equipment, Net                                            408,376           411,166
                                                                --------------    --------------
Total Assets                                                    $    7,266,308    $    7,501,506
                                                                ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Demand loan H.E. Capital S.A                               $    1,097,447    $    1,085,541
     Promissory Note                                                   700,000           700,000
     Accounts Payable                                                  467,186           266,059
     Accrued Expenses                                                  298,991           167,940
                                                                --------------    --------------
     Total current liabilities                                       2,563,624         2,219,540
                                                                --------------    --------------
Contingencies and Commitments
Stockholders' Equity
     Preferred Stock                                                        --                --
        1,000,000 authorized preferred shares, par value $.01
        Nil shares issued and outstanding

     Common Stock                                                       24,910            24,910
        50,000,000 authorized shares, par value $.001
        24,910,000 shares issued and outstanding

     Additional Paid in Capital                                      6,878,295         6,878,295

     Accumulated Deficit                                            (2,200,521)       (1,621,239)
                                                                --------------    --------------
     Total stockholders' equity                                      4,702,684         5,281,966
                                                                --------------    --------------
Total liabilities and stockholders' equity                      $    7,266,308    $    7,501,506
                                                                ==============    ==============

              See notes to the Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

--------------------------------------------------------------------------------
                                               For the Three      For the Three
                                                Months ended      Months ended
                                               March 31, 2005     March 31, 2004
                                                (Unaudited)        (Unaudited)
                                               --------------    --------------
Revenues                                       $      464,502    $      180,968
                                               --------------    --------------
Cost of sales                                         174,729           117,712
                                               --------------    --------------
Gross Profit                                          289,773            63,256
                                               --------------    --------------

Expenses:
       Consulting Services                             20,429           318,140
       Depreciation and amortization                   12,318             1,213
       General and administration                      76,058            61,679
       Interest                                        32,414                --
       Marketing and promotions                        80,796             7,596
       Payroll and compensation                       309,621           153,925
       Professional fees                              287,236            31,246
       Travel and entertainment                        50,183            66,974
                                               --------------    --------------
Total Expenses                                        869,055           640,773
                                               --------------    --------------
Net Loss                                       $     (579,282)   $     (577,517)
                                               ==============    ==============

Loss Per Common Share:
Basic and Diluted                              $        (0.02)   $        (0.03)
Weighted Average number of Common Shares
Outstanding:
Basic and Diluted                                  24,910,000        20,986,667

              See notes to the Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
From January 14, 2005 to March 31, 2005 (Unaudited)
--------------------------------------------------------------------------------

                                   Number                          Additional       Accumulated      Stockholders'
                               of Common Stock        Amount    Paid-In Capital        Deficit           Equity
                               ---------------       --------   ---------------   ---------------    ------------
Balance January 1, 2005 a ot        24,910,000       $ 24,910   $     6,878,295   $    (1,621,239)   $  5,281,966
                               ---------------       --------   ---------------   ---------------    ------------
Net Loss                                    --             --                --          (579,282)       (579,282)
                               ---------------       --------   ---------------   ---------------    ------------
Balance March 31, 2005a ot          24,910,000       $ 24,910   $     6,878,295   $    (2,200,521)   $  4,702,684
                               ===============       ========   ===============   ===============    ============



              See notes to the Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                                       For the Three      For the Three
                                                                                        Months ended       Months ended
                                                                                      March 31, 2005      March 31, 2004
                                                                                        (Unaudited)         (Unaudited)
                                                                                     ----------------    ----------------
Operating
Activities
   Net Loss                                                                          $       (579,282)   $       (577,517)
   Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                                  12,318               1,213
                Common stock issued for services                                                   --             202,836
                Changes in operating assets and liabilities
                           Decrease/(increase) in accounts receivable                       1,043,057            (119,793)
                           Increase/(decrease) in inventory                                   (15,136)             11,238
                           Increase/(decrease) in other assets                             (1,088,817)           (218,858)
                           Increase in accounts payable                                       201,127             103,791
                           Increase in accrued expenses                                       131,051                   ~
                                                                                     ----------------    ----------------
               Net cash used in operating activities                                         (295,682)           (597,090)
                                                                                     ----------------    ----------------
   Cash flows from investing activity -
               Purchase of property and equipment                                              (9,528)            (40,805)
                                                                                     ----------------    ----------------
   Cash flows from financing activities:
               Proceeds from promissory note - net                                             11,906             233,230
               Proceeds from sale of stock and warrants                                                           275,000
                                                                                     ----------------    ----------------
               Net cash provided by financing activities                                       11,906             508,230
                                                                                     ----------------    ----------------

               Net increase in cash                                                          (293,304)           (129,665)
                                                                                     ----------------    ----------------

               Cash at beginning of period                                                    297,011             273,111
                                                                                     ----------------    ----------------
               Cash at end of period                                                 $          3,707    $        143,446
                                                                                     ----------------    ----------------
Non cash financing activities:
   Common stock issued for inventory                                                 $             --    $      3,015,279
   Common stock and warrants issued to settle debt                                   $             --    $        400,000

               See notes to the Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2005

--------------------------------------------------------------------------------

1.    Basis of Preparation and Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and item 310 (b) of Regulation S-B promulgated under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005.

      Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.


2.    Liquidity:

      The Company has sustained net operating losses over the past two years. During 2004 the Company exited the development stage. Management is continuing to develop its celebrity memorabilia business and is pursing additional capital to continue this endeavor. The Company anticipates issuing equity securities and or arranging additional debt financing to meet working capital requirements and to fund development costs in connection with this business.


3.    Inventory

      Inventory is valued at the lower of cost or net realizable value and is determined on the first-in, first-out method. Inventory is comprised of finished goods and work in progress. The fine art celebrity memorabilia inventory is valued using job costing and the Company commissions an annual year end appraisal of its inventory to validate the carrying value. At March 31, 2005 inventory consisted of approximately $3,010,000 in fine art celebrity memorabilia inventory and approximately $96,000 in license products inventory.


4.    Stock-based Compensation

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The new standard allows for two transition alternatives, either the modified-prospective method or the modified-retrospective method. The Company has not completed its evaluation of SFAS 123(R) and therefore has not selected a transition method or determined the impact that adopting SFAS 123(R) will have on its results of operations. On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. The Company anticipates adopting the prospective method of SFAS 123R in the first quarter of fiscal 2006; the effect of this pronouncement on the Company for the periods ended March 31, 2005 and 2004 is reflected in the table below.

     The Company has elected to apply APB Opinion No 25,  Accounting  for Stock
      Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, the Company's net loss and net loss per common share for the three month periods ended March 31, 2005 and 2004 would have been as follows:


                                                                  March 31, 2005     March 31, 2004
                                                                 ---------------    ---------------
Net loss for the period, as reported                             $      (579,282)          (577,517)
Add: Stock based compensation included in net loss                             0                  0
Deduct: Total stock based employee compensation expense
determined under fair value based methods for all awards                (926,066)        0 (333,529
                                                                 ---------------    ---------------
Pro forma net loss                                               $    (1,505,348)   $      (911,046)
                                                                 ===============    ===============

Basic and diluted net loss per share as reported                 $         (0.02)   $         (0.04)

Pro forma basic and diluted net loss per share                   $         (0.06)   $         (0.04)
                                                                 ---------------    ---------------

5.    Loss per Common Share

      Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. In the three months ended March 31, 2005, potential common stock issuable amounting to approximately 3,025,000 shares has not been included in the computation of diluted loss per share for three months ended March 31, 2005, as the effect would be antidilutive. In 2004, potential common stock issuable amounting to approximately 2,885,000 shares has not been included in the computation of diluted loss per share for three months ended March 31, 2004, as the effect would be antidilutive as well.


6.    Reclassification

      For comparability, certain 2004 amounts have been reclassified, where appropriate, to conform to the financial presentation used in 2005.


7.    Promissory Note

      A promissory note in the principal amount of $800,000 was issued to a third party on April 27, 2004 and was due on October 27, 2004. The note bears interest monthly at the rate of 18% per annum. At March 31, 2004, the Company had repaid $100,000 of the principal amount. The remaining balance of $700,000 is past due, and the Company is negotiating repayment terms with the lender. The loan is secured by first lien against all the assets of the Company. The note is continuing to accrue interest at the rate of 18% per annum.

8.    Commitments and Contingencies

      a) On July 7, 2004, the Company entered into a consulting agreement with Constellation Capital Corp. ("Constellation"), whereby Constellation was to provide consulting services including corporate planning and marketing strategies, identifying and assisting with merger and acquisition opportunities, conducting market and research activities, and assisting with new business development activities. For these services, Constellation was to receive warrants to purchase a total of 2,500,000 shares of common stock at prices ranging from $3.50 to $4.50 per share. The Company has taken the position that services were never rendered, and therefore the consultant is not entitled to the warrants. Constellation has made demand for the warrants, but has taken no further action. The Company intends to vigorously defend any action or proceeding commenced by Constellation.

      b) On January 31, 2005 and February 8, 2005, our former Chief Executive Officer, Alain Kardos, who resigned as a Director from the Company on February 3, 2004, filed actions in the Supreme Court of British Columbia, naming the Company, Image Innovations, ISE and Derick Sinclair, our Chief Financial Officer, as defendants, respectively. Mr. Kardos alleged (i) that the defendants wrongfully refused or neglected to return to him two certificates representing 700,000 shares of our common stock (the "Certificates", "Certificate", and "Shares", respectively) and (ii) that he was wrongfully dismissed from his position as an officer and employee of the Company and
            Image Innovations on October 21, 2004. Mr. Kardos seeks a declaration that the Shares and Certificates are his property; an injunction restraining and enjoining the defendants, and their directors, officers, employees, servants, agents and contractors, or others with knowledge of the injunction, from directly or through any other, selling, disposing of or in way dealing with the Shares or Certificates without the consent of Mr. Kardos; an order for the delivery by the defendants to Mr. Kardos, of the Certificates; and damages for their detention and/or conversion. In respect of the wrongful termination action, Mr. Kardos seeks damages in respect of inadequate notice, an extended notice period, general and special damages and costs.

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


      c) Effective January 2005, ISE signed a three-year contract with Peyton Manning, an NFL quarterback. Pursuant to the agreement, ISE will commission portraits of Mr. Manning as well as have exclusive rights with respect to Mr. Manning's signature on specific memorabilia to be distributed by ISE and certain non-exclusive appearance rights. Under the agreement, ISE has agreed to pay Mr. Manning's company, Pey Dirt, Inc., royalties as specified in the agreement, subject to aggregate minimum royalty payments of $2.5 million over the term of the contract of which the first $1.25 million was paid in the first quarter of 2005. A second payment of $625,000 is due on December 20, 2005 for the 2006 contract year and the final payment is due on December 20, 2006 for the 2007 contract year.

            The first payment of $1.25 million has been accounted for as an intangible asset, net of $66,300 of expenses and capitalized costs, as of March 31, 2005. Expenses and capitalized costs are allocated as Mr. Manning performs services, as required by the agreement.


9.    Significant Customers

      For the three months ended March 31, 2005 and 2004, one customer generated 99% and 66% of the Company's revenues, respectively.

      The Company's top five customers represent 98% of the total accounts receivable at March 31, 2005.


10.   Related Party Transactions

      Image Sports & Entertainment paid approximately $9,000 to an officer of the Company for rent of office space in Tannersville, New York for the three months ended March 31, 2005.

      The Company had no other related party transactions.


11.   Subsequent events


      On April 14, 2005, the Company entered into an employment contract with a new Chief Executive Officer pursuant to which the new Chief Executive Officer will be entitled to receive 1,000,000 shares of common stock upon terms to be finalized during the second quarter of 2005.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Note Regarding Forward-Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Image Innovations Holdings Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "anticipated," "plans," "intends," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking; accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

      (i)   history of operating losses;

      (ii)  competition in the marketplace;

      (iii) dependence on current management and future ability to obtain qualified management personnel;

      iv) risks associated with expansion into additional markets where the Company does not have a presence or ( significant market penetration;

      (v) the effect of economic conditions in the United States generally on the Company's business;

      (vi) the failure to manage growth properly and integrate acquired assets and operations successfully;

      (vii) the ability to secure outside financing at rates or on terms acceptable to the Company;

      viii) other factors which are described in further detail in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and in other filings by the Company with the Securities and Exchange ( Commission.

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

Overview

Image Innovations Holdings Inc., a Nevada corporation (the "Company", "our", "us" or "we"), is in the business of selling high- and medium-value sports and entertainment celebrity artwork and collectibles, and low-cost consumer items branded under license with the logos of professional sport leagues and teams. The Company has three wholly-owned subsidiaries (collectively referred to as "Image Group"), as follows:

o Image Innovations Sports & Entertainment Inc., a Delaware corporation ("ISE"), sells celebrity artwork and collectibles through a targeted distribution network. ISE is becoming a recognized leader in the fast growing, multi-billion dollar industry of artwork collectibles. ISE has retained some of the most recognized names in the celebrity art world, including well-known artists, such as Carlo Beninati and Doug London, to create celebrity artwork for sale and distribution.

o Image Innovations Inc., a Delaware corporation ("Image Innovations"), is in the business of adding value to a wide variety of relatively low-cost, but desirable, electronic products by endorsing them with the brand logos of sports teams and leagues and/or other recognized trademarks. Image Innovations creates, sources and markets these officially-licensed electronic products.

o Imaging Innovations Sports and Entertainment Inc. , a New York corporation ("Imaging"), was incorporated to acquire a warehouse and storage facility in Tannersville, New York, located near ISE's existing facility in Tannersville. Both ISE and Image Innovations operate their fulfillment centers from this facility. The facility is approximately 9,000 square feet.

Current Developments

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

Title-4-Art and Title-4-Sports

The Image Group has conceived and developed a process to issue a registered title to owners of fine art and memorabilia. The Image Group has received approval from a major cruise line to register titles for all art and sports memorabilia sold on their ships. The cruise line has estimated that it will register approximately 150,000 titles with the Company in 2005. The proposed cost to the purchaser of each title registration is is expected to be approximately $40. The Image Group intends to market this concept not only to the ships within our own distribution network but to other channels retailing fine art and memorabilia. There can be no assurance that an agreement with the cruise line will be consummated on favorable terms to the Company, if at all.

Formation of Sports Marketing and Management Division

The Image Group has formed a sports marketing and management division. It is currently negotiating with the principals of Axiom Sports and Entertainment Company to join the Image Group to assist in the management of this division. The principals are Rob Raju, who has several years of experience in sports management, and Ken Danekyo, a former player in the National Hockey League and a member of the Image Group's advisory board. There can be no assurance that an agreement with Axiom will be consummated on favorable terms to the Company, if at all.

Operating Results

Results of Operations for the Three Months Ended March 31, 2005 as Compared with the Three Months Ended March 31, 2004

Revenues

Our revenue, gross margin and overhead expenses for the three months ended March 31, 2005 are summarized as follows:

                                          Three months ended  Three months ended
                                            March 31, 2005      March 31, 2004
                                          ------------------  ------------------

Revenue ISE                                $ 469,254    101%   $174,115    96%
Revenue Image Innovations                     (4,752)   -1%       6,853     4%
                                           ---------    ---    --------   ---

Total Revenues                             $ 464,502    100%   $180,968   100%
                                           ---------    ---    --------   ---

Gross Profit ISE                             375,893    130%     59,454    94%
Gross Profit Image Innovations               (86,120)   -30%      3,802     6%
                                           ---------    ---    --------   ---
Total Gross Profit                         $ 289,773    100%   $ 63,256   100%
                                           =========    ===    ========   ===


Revenue was $464,502 for the three months ended March 31, 2005, $180,968 for the three months ended March 31, 2004, and $2,841,625 for the three months ended December 31, 2004.

ISE produced revenue of $469,254 for the three months ended March 31, 2005 (as compared with revenue of $174,115 for the three months ended March 31, 2004) and gross margins during such period of $375,893 (as compared with gross margins of $59,454 during the three months ended March 31, 2004). The increased revenue in the first quarter of 2005 as compared with the first quarter of 2004 reflects the expansion of our business operations inasmuch as we formed ISE in January 2004 but did not begin operations until early March 2004.

ISE's revenue was $2,807,172 for the three months ended December 31, 2004. The significant decrease in revenue attributable to ISE for the three months ended March 31, 2005, as compared with the last fiscal quarter ended December 31, 2004, is substantially the result of the nature of ISE's current principal market, i.e., the cruise line industry, which traditionally purchases the majority of its auction inventory in the second half of the year.

Image Innovations experienced losses principally as a result of a defective shipment of helmet radios as well as the cancellation of the NHL 2004-2005 season. We reported negative revenues for the three months ended March 31, 2005 when the defective radios were returned and we issued credits for sales made in 2004. The radios can be repaired and we are considering the options to liquidate this inventory. With respect to the cancellation of the current NHL season, NHL products which we have previously taken delivery of are not selling as previously anticipated. In addition, Image Innovations was required to make minimum royalty payments of $81,071, resulting in a negative gross margin of $86,120.

Expenses

We incurred expenses of $869,055 for the three months ended March 31, 2005 compared with $640,773 for the same period in 2004. The increased expenses as compared with the comparable 2004 period reflect the expansion of our business operations, particularly costs associated with ISE which operated for the full quarter compared with one month in 2004. Expenses were partially offset by cost saving measures introduced as a result of lower revenues.

Our combined payroll and consulting expenses were $330,050 for the three months ended March 31, 2005, compared with $472,065 for the three months ended March 31, 2004. Our payroll and consulting expenses decreased by $142,015 compared with the three months ended March 31, 2004. In 2004, the Company incurred a one-time consulting fee in the amount of $297,836 related to the acquisition of the MDK Sports inventory. The Company has also reduced operating expenses in Image Innovations in response to lower revenues. We presently have 16 full-time employees.

We incurred professional fees of $287,236 for the three months ended March 31, 2005, compared with $31,246 for the three months ended March 31, 2004. The increase is related to the continued development of the Company as we employ legal, accounting and other professionals. Legal fees increased by approximately $25,000 related to the preparation of legal agreements to transact the Company's business and to prepare and file the documents required to comply with regulations related to our status as a public company. Accounting fees increased by approximately $50,000 in connection with our retention of certified public accountants to complement the Company's accounting staff. Other professionals include retainers paid to artists contracted by ISE (approximately $110,000 of the increase) and other professionals (approximately $65,000 of the increase) to promote the Company and its products and to assist the Company in raising funds to implement its business plans.

We incurred travel and entertainment expenses of $50,183 for the three months ended March 31, 2005, compared with $66,974 for the three months ended March 31, 2004. Travel expenses were incurred in attending trade shows, establishing and maintaining contacts for our distribution network, visiting customers, coordinating and attending the signings of our memorabilia and limited edition fine art creations by celebrities and our artists, and traveling between our Vancouver office and our offices in Tannersville, New York and New York, New York. Travel expenses in the first quarter of 2004 were slightly higher than in the comparable period in 2005 as there was additional travel related to the MDK Sports inventory acquisition completed by ISE.

Marketing and promotions expenses were $80,796 for the three months ended March 31, 2005, compared with $7,596 for the three months ended March 31, 2004, an increase of $73,200. In 2005, ISE hosted events and participated in trade shows, the two most significant of which were a signing with Peyton Manning and the Art Expo held in New York.

We anticipate that our operating expenses will increase as we carry out our plan of operations for continued growth.

Net Loss

We incurred a net loss of $579,282 for the three months ended March 31, 2005, compared with $577,517 for the three months ended March 31, 2004. Our expenses have increased as we have expanded our business operations.

Liquidity and Financial Condition

We had cash and cash equivalents of $3,707 as of March 31, 2005, compared with $297,011 as of March 31, 2004.

We had working capital of approximately $4.3 million as of March 31, 2005, compared with $3.5 million as of March 31, 2004. The approximately $800,000 increase is attributable to an approximately $2,320,000 increase in accounts receivable (from $2,447,972 as of March 31, 2005, compared with $119,793 as of March 31, 2004); an approximately $870,000 increase in prepaid expenses, primarily relating to the prepayment of the Peyton Manning contract; and an approximately $170,000 increase in inventory. These were partly funded by demand loans of approximately $1,790,000, increased accounts payable and accrued liabilities of approximately $640,000, and a decrease in cash of approximately $140,000.

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

The Company also issued a promissory note in the principal amount of $800,000 to a third party on April 27, 2004, which note became due and payable on October 27, 2004. The note bears interest monthly at the rate of 18% per annum. At April 11, 2005, we had repaid $100,000 of the principal amount; the remaining $700,000 is past due and we are currently negotiating repayment terms with the lender. The loan is secured by first lien against all the assets of the Company.

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

The Company operates subject to normal manufacturing financial profiles, except that the nature of its product development requires it to build and accumulate significant inventories. Similarly, its contractual arrangements with its sports celebrities require it to make advance royalty payments in order to secure the contracts. Its ability to retain new sports personalities is therefore subject to the constraint as to the availability of funds.

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

Cash Flows

We used cash of $295,682 in operating activities during the three months ended March 31, 2005, compared with $363,860 for the period ended March 31, 2004.

Loan Agreement

We entered into a loan agreement on April 27, 2004 with Coach Capital LLC pursuant to which we borrowed $800,000 for a six-month term. Under the loan agreement, we agreed to pay interest on the principal amount borrowed at the rate of 10% per annum payable monthly for the first four months of the term and at the rate of 18% per annum thereafter. We also agreed to pay a loan fee of $8,000. Further, we have agreed to grant a first lien against our assets as well as the assets of ISE, and have agreed not to grant any additional liens against such assets without the prior written consent of Coach Capital. As of March 31, 2004, the Company had repaid $100,000 of the principal amount of such loan; the remaining $700,000 was past due and the Company is negotiating repayment terms with the lender. The Company is continuing to accruing interest at the rate of 18% per annum.

H.E. Capital

We have been largely dependent upon H.E. Capital to fund the business of the Company to date. H.E. Capital entered into a loan agreement with the Company dated January 14, 2003 ("the Loan Agreement") and has since entered into various agreements amending and increasing the amount available to be advanced under Loan Agreement to $5 million. Under the terms of the Loan Agreement, the loans accrued interest at the rate of 9% per annum and are repayable upon demand. The loans were secured by a general security agreement granted by the Company against all of its assets. H.E. Capital consented to the Coach Capital loan and their security interest subordinated to the Coach Capital security.

As of March 31, 2005 H.E. Capital had advanced $1,097,446 to the Company compared with $8,904 at March 31, 2004. On March 25, 2004, we repaid $400,000 owing to H.E. Capital at that time by the issuance of shares and share purchase warrants. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on the indebtedness of $400,000 that was converted into shares and share purchase warrants. On September 30, 2004, we repaid $900,000 owing to H.E. Capital when H.E Capital exercised 600,000 of the warrants they acquired in December 2003, to purchase common shares at $1.50. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on this indebtedness of $900,000 in payment of the balance owed in relation to the exercise of the 600,000 warrants.

H.E. Capital shared common officers and directors with the Company from the date of the Company's acquisition of Image Innovations Inc. until they resigned their positions with the Company on February 24, 2004.

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

Critical Accounting Policies

General

In accordance with accounting principles generally accepted in the United States ("GAAP"), we record certain assets at the lower of cost and fair value. In determining the fair value of certain of our assets, we must make judgments, estimates and assumptions regarding circumstances or trends that could affect the value of those assets, such as economic conditions. Those judgments, estimates and assumptions are made based on current information available to us at that time. Many of those conditions, trends and circumstances are outside our control and if changes were to occur in the events, trends or other circumstances on which our judgments or estimates were based, we may be required under GAAP to adjust those of our earlier estimates that are affected by those changes. Changes in such estimates may require that we reduce the carrying value of the affected assets on our balance sheet (which are commonly referred to as "write downs" of the assets involved).

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

Revenue Recognition

The Company's revenues are derived principally from the sale of limited edition fine art prints, sports memorabilia by ISE and licensed products by Image Innovations. Revenues are recognized upon delivery and acceptance of the product to the customers.

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

Inventory

Image Innovations inventory consists of a large volume of low-value, battery operated items, typically valued below $10 each. All of our products are manufactured in China. Our inventory is valued at the lower of cost or market value. We need rapid inventory turnover to ensure that the product is delivered with a battery in good working condition. We establish an allowance as soon as we determine that our inventory value is impaired.

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

When our stock is used in transactions, the transactions are generally valued using the price of the shares being transferred at the time the shares are issued for the services provided, except where the transaction is so large that the number of shares transferred is significantly higher than the historical trading activity in the Company's stock. In these circumstances, if the value of the asset or service being acquired is available and is believed to fairly represent its market value, the transaction is valued using the value of the asset or service being provided.

When options or warrants to purchase our stock are used in transactions with third parties, the transaction is recorded using the Black-Scholes valuation method. The Black-Scholes valuation method is widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to establish market value of stock options or warrants: (i) strike price (the price to be paid for a share in the company's stock), (ii) price of the company's stock on the day the options or warrants are granted, (iii) number of days that the options or warrants can be exercised before they expire, (iv) trading volatility of the company's stock, and (v) annual interest rate on the day the option or warrant is granted.

When options or warrants to purchase our stock are used as incentives for employees, officers or directors, we use the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123. The intrinsic value method calculates the value of the option or warrant at the difference between the strike price and the market price of the stock on the day the option or warrant is granted, except that such value is zero if the strike price is equal to or higher than the market price of the stock.

Once the cost is recognized, GAAP requires us to record the transaction value as an expense or asset as determined by the transaction and to record an increase in paid-up capital of the Company.

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

                           PART II--OTHER INFORMATION

ITEM  6. EXHIBITS


Exhibit Number
--------------    --------------------------------------------------------------
      10.1        Employment Agreement dated as of April 14, 2005 between the
                  Company and Michael Preston.

      31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

      31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

      32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) or 18 U.S.C. 1350.

      32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) or 18 U.S.C. 1350.

--------------------------------------------------------------------------------

                                   SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMAGE INNOVATIONS HOLDINGS INC.


Date: May 23, 2005

                                          By:      /s/ Michael Preston
                                                   -------------------
                                                   MICHAEL PRESTON
                                                   Chief Executive Officer

                                          By:      /s/ Derick Sinclair
                                                   -------------------
                                                   DERICK SINCLAIR
                                                   Chief Financial Officer