Form 10QSB
period 2005-06-30
IMAGE INNOVATIONS HOLDINGS INC
filed 2005-08-22
CIK 1063842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended JUNE 30, 2005

[_]   Transition Report under 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period __________________ to


Commission File Number     0-50119
                           -------


                         IMAGE INNOVATIONS HOLDINGS INC.
                         -------------------------------
        (Exact name of small Business Issuer as specified in its charter)

          NEVADA                                                91-1898414
          ------                                                ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


      432 PARK AVENUE SOUTH
           NEW YORK, NY                                            10022
           ------------                                            -----
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:              (518) 589-9400
                                                             --------------

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [_] No

As of August 17, 2005, there were 25,166,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [_]   No  [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------
                                                                                  June 30,    December 31,
                                                                                    2005          2004
                                                                                (Unaudited)
-----------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
      Cash                                                                      $    12,939    $   297,011
      Accounts receivable net                                                     1,813,153      3,491,029
      Inventory                                                                   3,310,449      3,155,017
      Intangible assets                                                           1,044,409             --
      Other current assets                                                           20,000        147,283
-----------------------------------------------------------------------------------------------------------
      Total current assets                                                        6,200,950      7,090,340

Property and Equipment, Net                                                         372,793        411,166
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                    $ 6,573,743    $ 7,501,506
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Demand loan H.E. Capital S.A                                              $ 1,390,591    $ 1,085,541
      Promissory Note                                                               700,000        700,000
      Accounts Payable                                                            1,002,045        266,059
      Accrued Expenses                                                            1,165,410        167,940
-----------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   4,258,046      2,219,540
-----------------------------------------------------------------------------------------------------------
Contingencies and Commitments

Stockholders' Equity
      Preferred Stock                                                                    --             --
        1,000,000 authorized preferred shares, par value $.01
        Nil shares issued and outstanding

      Common Stock                                                                   24,916         24,910
        50,000,000 authorized shares, par value $.001
        24,916,000 shares issued and outstanding (December 2004 - 24,910,000)

      Additional Paid in Capital                                                  6,922,393      6,878,295

      Accumulated Deficit                                                        (4,631,612)    (1,621,239)
-----------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                  2,315,697      5,281,966
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $ 6,573,743    $ 7,501,506
===========================================================================================================

         See notes to the Condensed Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

---------------------------------------------------------------------------------------------------------------------------
                                                            For the Three    For the Three    For the Six     For the Six
                                                             Months ended     Months ended    Months ended    Months ended
                                                            June 30, 2005    June 30, 2004    June 30, 2005   June 30, 2004
                                                             (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
      Revenues                                              $     48,115    $   738,357       $    512,617    $    919,325
---------------------------------------------------------------------------------------------------------------------------

      Cost of sales                                               33,829        453,121            208,558         570,833
---------------------------------------------------------------------------------------------------------------------------

      Gross Profit                                                14,286        285,236            304,059         348,492
---------------------------------------------------------------------------------------------------------------------------

      Expenses:
           Consulting Services                                 1,105,126        299,044          1,125,555         617,184
           Depreciation and amortization                          13,297         13,393             25,615          14,606
           General and administration                            731,038        135,798            807,096         197,477
           Interest                                               34,028         14,767             66,442          14,767
           Marketing and promotions                               25,000         50,359            105,796          57,955
           Payroll and compensation                              289,871        297,465            599,492         451,390
           Professional fees                                     235,693         46,954            522,929          78,200
           Travel and entertainment                               11,324         60,705             61,507         127,679
---------------------------------------------------------------------------------------------------------------------------

      Total Expenses                                           2,445,377        918,485          3,314,432       1,559,258
---------------------------------------------------------------------------------------------------------------------------

      Net Loss                                              $ (2,431,091)   $  (633,249)      $ (3,010,373)   $ (1,210,766)
===========================================================================================================================

      Loss Per Common Share:
      Basic and Diluted                                          $ (0.10)   $     (0.03)      $      (0.12)   $      (0.05)
      Weighted Average number of Common Shares
      Outstanding:
      Basic and Diluted                                       24,913,692     23,976,209         24,911,856      22,444,643

         See notes to the Condensed Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Equity From January 1, 2005 to June 30, 2005 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                            Number                       Additional        Accumulated         Stockholders'
                                       of Common Stock      Amount     Paid-In Capital       Deficit              Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2005                    24,910,000      $ 24,910      $ 6,878,295      $ (1,621,239)          $ 5,281,966
-----------------------------------------------------------------------------------------------------------------------------

Common stock issued for services                6,000             6           29,392                                  29,398
Options issued for services                                                   14,706                                  14,706
Net Loss                                           --            --               --        (3,010,373)           (3,010,373)
-----------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2005                      24,916,000      $ 24,916      $ 6,922,393      $ (4,631,612)          $ 2,315,697
=============================================================================================================================

         See notes to the Condensed Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------------------------------------------------
                                                            For the Three   For the Three      For the Six     For the Six
                                                             Months ended    Months ended      Months ended    Months ended
                                                            June 30, 2005   June 30, 2004     June 30, 2005   June 30, 2004
                                                             (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
    Operating
    Activities
      Net Loss                                               $ (2,431,091)   $  (633,249)     $ (3,010,373)   $ (1,210,766)

      Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                          13,297          2,409            25,615           3,622
            Allowance for doubtful accounts                       600,000              -           600,000              --
            Common stock and options issued for services           44,104        549,639            44,104         752,475
            Retirement of fixed assets                             23,137              -            23,137              --
            Changes in operating assets and liabilities
                 Decrease/(increase) in accounts receivable        34,819       (642,029)        1,077,876        (761,822)
                 Increase in inventory                           (140,296)      (288,588)         (155,432)       (277,350)
                 Increase/(decrease) in other assets              171,691       (324,796)         (917,126)       (543,654)
                 Increase in accounts payable                     534,859        149,194           735,986         252,985
                 Increase in accrued expenses                     866,419             --           997,470              --
---------------------------------------------------------------------------------------------------------------------------

           Net cash used in operating activities                 (283,061)    (1,187,420)         (578,743)     (1,784,510)
---------------------------------------------------------------------------------------------------------------------------

      Cash flows from investing activity -
           Purchase of property and equipment                        (851)       (12,812)          (10,379)        (53,617)
---------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
           Proceeds from promissory note - net                    293,144        327,963           305,050         561,193
           Proceeds from demand notes                                            800,000                --         800,000
           Proceeds from sale of stock and warrants                                   --                --         275,000
---------------------------------------------------------------------------------------------------------------------------

           Net cash provided by financing activities              293,144      1,127,963           305,050       1,636,193
---------------------------------------------------------------------------------------------------------------------------

           Net increase in cash                                     9,232        (72,269)         (284,072)       (201,934)
---------------------------------------------------------------------------------------------------------------------------

           Cash at beginning of period                              3,707        143,446           297,011         273,111
---------------------------------------------------------------------------------------------------------------------------

           Cash at end of period                             $     12,939    $    71,177      $     12,939    $     71,177
---------------------------------------------------------------------------------------------------------------------------

     Non cash financing activities:
       Common stock issued for inventory                     $         --    $        --      $         --    $  3,015,279
       Common stock and options issued for services          $     44,104    $   549,639      $     44,104    $    752,475
       Common stock and warrants issued to settle debt       $         --    $        --      $         --    $    400,000

         See notes to the Condensed Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2005 and 2004
--------------------------------------------------------------------------------

1.    Basis of Preparation and Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for the three months and six months ended June 30, 2005 and 2004.

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

2.    Liquidity:

      The Company has sustained net operating losses over the past two years. During 2004 the Company exited the development stage. Management is continuing to develop its celebrity memorabilia business and is pursing additional capital to continue this endeavor. The Company anticipates issuing equity securities and or arranging additional debt financing to meet working capital requirements and to fund development costs in connection with this business. If the Company is unable to generate cash through the issuance of debt or equity, or is unable to collect its outstanding receivables, or sell its current inventory, it may be unable to meet its current obligations as they come due.

3.    Inventory

      Inventory is valued at the lower of cost or net realizable value and is determined on the first-in, first-out method. Inventory consists of finished goods and work in progress. The fine art celebrity memorabilia inventory is valued using job costing, and the Company commissions an annual year end appraisal of its inventory to validate the carrying value. At June 30, 2005 inventory consisted of approximately $3,215,000 in fine art celebrity memorabilia and approximately $95,000 in license products.

4.    Stock-based Compensation

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The new standard allows for two transition alternatives, either the modified-prospective method or the modified-retrospective method. The Company has not selected a transition method or determined the impact that adopting SFAS 123(R) will have on its results of operations. On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be deferred until January 1, 2006, for calendar year companies. The Company anticipates adopting the prospective method of SFAS 123R in the first quarter of fiscal 2006. The effect of this pronouncement on the Company for the three and six month periods ended June 30, 2005 and 2004 is reflected in the tables below.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2005 and 2004
--------------------------------------------------------------------------------

      The Company has elected to apply APB Opinion No 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, the Company's net loss and net loss per common share for the three and six month periods ended June 30, 2005 and 2004 would have been as follows:

---------------------------------------------------------------------------------------------------------
                                                                              Three months ended
                                                                      June 30, 2005        June 30, 2004
---------------------------------------------------------------------------------------------------------
Net loss for the period, as reported                                   $ (2,431,091)            (633,249)
Add: Stock based compensation included in net loss                           44,104                   --
Deduct: Total stock based employee compensation expense
  determined under fair value based methods for all awards                  (44,104)             (20,416)
---------------------------------------------------------------------------------------------------------
Pro forma net loss                                                     $ (2,431,091)        $   (653,665)
=========================================================================================================

Basic and diluted net loss per share as reported                       $      (0.10)        $      (0.03)

Pro forma basic and diluted net loss per share                         $      (0.10)        $      (0.03)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                                                                               Six months ended
                                                                      June 30, 2005         June 30, 2004
---------------------------------------------------------------------------------------------------------
Net loss for the period, as reported                                   $ (3,010,373)          (1,210,766)
Add: Stock based compensation included in net loss                           44,104                    0
Deduct: Total stock based employee compensation expense
  determined under fair value based methods for all awards                 (970,170)            (353,945)
---------------------------------------------------------------------------------------------------------
Pro forma net loss                                                     $ (3,936,439)        $ (1,564,711)
=========================================================================================================

Basic and diluted net loss per share as reported                       $      (0.12)        $      (0.05)

Pro forma basic and diluted net loss per share                         $      (0.16)        $      (0.07)
---------------------------------------------------------------------------------------------------------

5.    Loss per Common Share

      Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. In the three and six months ended June 30, 2005, potential common stock issuable amounting to approximately 3,025,000 shares has not been included in the computation of diluted loss per share for the three and six months ended June 30, 2005, as the effect would be antidilutive. In 2004 potential common stock issuable amounting to approximately 2,900,000 shares has not been included in the computation of diluted loss per share for the three and six months ended June 30, 2004, as the effect would be antidilutive as well.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2005 and 2004
--------------------------------------------------------------------------------

6.    Reclassification

      For comparability, certain 2004 amounts have been reclassified, where appropriate, to conform to the financial presentation used in 2005.

7.    Promissory Note

      A promissory note in the principal amount of $800,000 was issued to a third party on April 27, 2004 and was due on October 27, 2004. The note bears interest monthly at the rate of 18% per annum. At June 30, 2005, the Company had repaid $100,000 of the principal amount. The remaining balance of $700,000 is past due, and the Company is negotiating repayment terms with the lender. The loan is secured by first lien against all the assets of the Company. The note is continuing to accrue interest at the rate of 18% per annum. Accrued interest amounting to approx $89,000 is included in accrued expenses in the accompanying Balance Sheet.

8.    Commitments and Contingencies

      a) On January 31, 2005 and February 8, 2005, the Company's former Chief Executive Officer, Alain Kardos, who resigned as a Director from the Company on February 3, 2004, filed actions in the Supreme Court of British Columbia, naming the Company, its subsidiaries and Derick Sinclair, the Company's Chief Financial Officer, as defendants. Mr. Kardos alleged (i) that the defendants wrongfully refused or neglected to return to him two certificates representing 700,000 shares of the Company's common stock (the "Certificates", "Certificate", and "Shares", respectively) and (ii) that he was wrongfully dismissed from his position as an officer and employee of the Company and Image Innovations on October 21, 2004. Mr. Kardos seeks a declaration that the Shares and Certificates are his property; an injunction restraining and enjoining the defendants, and their directors, officers, employees, servants, agents and contractors, or others with knowledge of the injunction, from directly or through any other person, selling, disposing of or in way dealing with the Shares or Certificates without the consent of Mr. Kardos; an order for the delivery by the defendants to Mr. Kardos, of the Certificates; and damages for their detention and/or conversion. In respect of the wrongful termination action, Mr. Kardos seeks damages in respect of inadequate notice, an extended notice period, general and special damages and costs.

            The Company believes that Mr. Kardos' allegations are erroneous and that his claims are without merit. The Company intends to defend the actions vigorously, and has filed a Statement of Defense with the Supreme Court of British Columbia on March 4, 2005.

            On March 25, 2005, Mr. Kardos filed a third party complaint in the United States District Court for the District of Nevada, naming the Company, its subsidiaries and Derick Sinclair as third party defendants, with substantially the same claims and requested relief as described above.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2005 and 2004
--------------------------------------------------------------------------------

      b) Effective January 2005, the Company signed a three-year contract with NFL quarterback Peyton Manning. Pursuant to the agreement, the Company will commission portraits of Mr. Manning as well as have exclusive rights with respect to Mr. Manning's signature on specific memorabilia to be distributed by the Company and certain non-exclusive appearance rights. Under the agreement, the Company has agreed to pay Mr. Manning's company, Pey Dirt, Inc., royalties as specified in the agreement, subject to aggregate minimum royalty payments of $2.5 million over the term of the contract of which the first $1.25 million was paid in the first quarter of 2005. A second payment of $625,000 is due on December 20, 2005 for the 2006 contract year and the final payment is due on December 20, 2006 for the 2007 contract year.

            The first payment of $1.25 million has been accounted for as an intangible asset net of $206,100 of expenses and capitalized costs as of June 30, 2005. Expenses and capitalized costs are allocated as Mr. Manning performs services, as required by the agreement.

9.    Significant Customers

      For the three months ended June 30, 2005 and 2004, one customer generated 45% and 52% of the Company's revenues, respectively.

      The Company's top five customers represent 99.9% of the total accounts receivable at June 30, 2005.

10.   Related Party Transactions

      Image Sports & Entertainment, Inc. paid approximately $8,000 and $17,000 respectively to an officer of the Company for rent of office space in Tannersville, New York, for the three and six months ended June 30, 2005.

      The Company had no other related party transactions.

11.   Subsequent events

      On July 13, 2005 the Company issued 250,000 restricted common shares valued at $4.40 a share to settle the dispute between the Company and Constellation Capital. On July 7, 2004, the Company entered into a consulting agreement with Constellation Capital Corp. ("Constellation"), whereby Constellation was to provide consulting services including corporate planning and marketing strategies, identifying and assisting with merger and acquisition opportunities, conducting market and research activities, and assisting with new business development activities. For these services, Constellation was to receive warrants to purchase a total of 2,500,000 shares of common stock at prices ranging from $3.50 to $4.50 per share.

      The Company has included the value of these shares in consulting services in the accompanied statement of operations and in accrued expenses in the accompanying Balance Sheet.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2005 and 2004
--------------------------------------------------------------------------------

      On July 13, 2005 the Company executed a tripartite agreement with Norwegian Cruise Lines ("Norwegian") and Fine Art Wholesalers, Inc ("Fine Art"). Under the terms of the agreement, Norwegian will provide Fine Art with exclusivity rights as its art auction full-service concessionaire on a fleet of 13 cruise ships. Image will serve as a guarantor of Fine Art's financial commitment to Norwegian. The Company has agreed to provide an $8 million guarantee in the form of an irrevocable Letter of Credit to Norwegian. The Company entered into this agreement in contemplation of its proposed acquisition of Fine Art. There can be no assurance that the proposed acquisition will be consummated.

      The concession agreement provides a representation by Fine Art that the letter of credit be in place prior to the signing of the concession agreement. At this time, notwithstanding the execution of the agreement by all parties, the Company has not secured the letter of credit. The Company is continuing discussions with Norwegian and Fine Art with respect to the timing of the posting thereof, but there can be no assurance that it will be able to provide the letter of credit on a timely basis, if at all.

      On July 19, 2005 the Company signed an Exclusive Investment Banking Agreement with GunnAllen Financial Inc. The agreement provides that GunnAllen will assist Image in identifying sources of new equity financing, potential business combination transactions and other capital assistance. In July the Company paid GunnAllen $25,000 under the terms of the agreement.

      On July 25, 2005 the Company signed a Letter of Intent to acquire a 51% interest in the Livve Licensing Group, Inc. ("Livve"), a manufacturer of cause-related products and artifacts. Under the terms of the proposed transaction, Image will acquire 51% of the outstanding capital stock of Livve in exchange for $150,000 in cash and the issuance to the shareholders of Livve of shares of the Company's common stock having a value of $200,000. In addition to the consideration for the acquisition, Image will make available up to $200,000 in working capital, whether by loan, bank facility or letter of credit. On August 2, 2005 the Company loaned Livve $60,000 as part of this facility. There can be no assurance that the proposed acquisition will be consummated.

      On August 8, 2005 the Company signed a Letter of Intent to acquire Gold Solutions, Inc., a financial services start-up that plans to offer a range of novel monetary services to owners of gold, valuable collectible coins and other precious metals. Under the terms of the proposed transaction, Image will acquire all of the outstanding capital stock of Gold Solutions in exchange for the issuance to the shareholders of Gold Solutions of an aggregate of approximately 1,500,000 shares of the Company's common stock, subject to certain milestones and adjustments. There can be no assurance that the proposed acquisition will be consummated.

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

      (iv) risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;

      (v) the effect of economic conditions in the United States generally on the Company's business;

      (vi) the failure to manage growth properly and integrate acquired assets and operations successfully;

      (vii) the ability to secure outside financing at rates or on terms acceptable to the Company;

     (viii) other factors which are described in further detail in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and in other filings by the Company with the Securities and Exchange Commission.

The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Image Innovations Holdings Inc., a Nevada corporation (the "Company", "our", "us" or "we"), is in the business of selling high- and medium-value sports and entertainment celebrity artwork and collectibles, and has been in the business of selling low-cost consumer items branded under license with the logos of professional sport leagues and teams. The Company has three wholly-owned subsidiaries (collectively referred to as "Image Group"), as follows:

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

o Image Innovations Inc., a Delaware corporation ("Image Innovations"), has been in the business of creating, sourcing and marketing a wide variety of relatively low-cost electronic products by endorsing them with the brand logos of sports teams and leagues and/or other recognized trademarks. This portion of our business has been substantially curtailed in 2005 and we are currently reviewing the same to determine the extent to which such business activities should be continued, if at all. In the event that we determine to continue these operations, it is likely that they will be consolidated into the operations of ISE.

o Imaging Innovations Sports and Entertainment Inc. , a New York corporation ("Imaging"), was incorporated to acquire a warehouse and storage facility in Tannersville, New York, located near ISE's existing facility in Tannersville. Both ISE and Image Innovations operate their fulfillment centers from this facility. The facility is approximately 9,000 square feet.

Current Developments

Celebrity Endorsement Agreement

Effective January 2005, ISE signed a three-year contract with Peyton Manning, a leading NFL quarterback, who ranks among the highest-achieving quarterbacks in NFL history. Pursuant to the agreement, ISE will commission portraits of Mr. Manning as well as have exclusive rights with respect to Mr. Manning's signature on specific memorabilia to be distributed by ISE and certain non-exclusive appearance rights. Under the agreement, ISE has agreed to pay Mr. Manning's company, Pey Dirt, Inc., royalties as specified in the agreement, subject to aggregate minimum royalty payments of $2.5 million, of which the first $1.25 million was paid in the first quarter of 2005.

Potential Acquisition of Art Company and Agreement with Cruise Ship Line

The Company has executed a letter of intent for the acquisition of Fine Art Wholesalers, Inc. and its associated companies (collectively, "Fine Art"). Fine Art is a privately-owned art company that supplies art for sale through the cruise-line industry. The Company believes that the synergy between ISE and Fine Art will have the potential to augment the revenue base of ISE, while Fine Art's reputation will enhance the Image Group in the fields of art and sport. Although negotiations for definitive documentation are proceeding, there can be no assurance that this transaction will be consummated. Moreover, even in the event that we execute definitive documentation in respect of the proposed acquisition of Fine Art, consummation of the transaction will likely be subject to various customary closing conditions.

In contemplation of the consummation of the transaction, we have entered into a tripartite six-year concession agreement with Fine Art and Norwegian Cruise Line ("NCL"), pursuant to which Fine Art has been granted the exclusive right to conduct art auctions on board NCL's thirteen passenger vessels. In accordance with the concession agreement, we have agreed to guarantee Fine Art's financial commitments to NCL and have agreed to provide an $8 million letter of credit in support of the guarantee. The concession agreement provides a representation by Fine Art that the letter of credit be in place prior to the signing of the agreement. At this time, notwithstanding the execution of the agreement by all parties, we have not secured the letter of credit. We are continuing discussions with NCL and Fine Art with respect to the timing of the posting thereof, but there can be no assurance that we will be able to provide the letter of credit on a timely basis, if at all.

Title-4-Art and Title-4-Sports

The Image Group has conceived and developed a process to issue a registered title to owners of fine art and memorabilia. The Image Group has received approval from Norwegian Cruise Lines to register titles for all art and sports memorabilia sold on their ships. The cruise line has estimated that it will register approximately 150,000 titles with the Company in 2005. The proposed cost to the purchaser of each title registration is expected to be approximately $40. The Image Group intends to market this concept not only to the ships within our own distribution network but to other channels retailing fine art and memorabilia. There can be no assurance that an agreement with the cruise line will be consummated on favorable terms to the Company, if at all.

Gold Solutions

We have entered into a Letter of Intent to acquire the outstanding share capital of Gold Solutions, Inc. ("GSI"), a start-up company with an agreement with MasterCard to provide credit cards to owners of gold bullion, gold coins and gradable collectible coins. The consideration for the acquisition of GSI will be the issuance of 1,500,000 shares of our common stock (as adjusted with respect to certain targets), of which 1,000,000 will be issued at closing and the balance on the performance of certain milestones. Although negotiations for definitive documentation are proceeding, there can be no assurance that this transaction will be consummated. Moreover, even in the event that we execute definitive documentation in respect of the proposed acquisition of GSI, consummation of the transaction will likely be subject to various customary closing conditions.

Livve Licensing Group

We have entered into a Letter of Intent to acquire a 51% interest in the Livve Licensing Group, Inc ("Livve"), a manufacturer of cause-related products and artifacts. The consideration for the acquisition of the 51% interest will be $150,000 in cash and $200,000 of shares of our common stock. There can be no assurance that the proposed acquisition will be consummated.

Operating Results

Results of Operations for the Three and Six Months Ended June 30, 2005 as Compared with the Three and Six Months Ended June 30, 2004

Revenue

Our revenue, gross margin and overhead expenses for the three and six month periods ended June 30, 2005 are summarized as follows:

                                   Three months   Three months    Six months      Six months
                                      ended          ended          ended           ended
                                  June 30, 2005  June 30, 2004   June 30, 2005   June 30, 2004
                                    ---------      ---------      ---------       ---------
Revenue ISE                         $  46,762      $ 712,575      $ 516,016       $ 886,690
Revenue Image Innovations               1,353         25,781         (3,399)         32,635
                                                                  ---------       ---------
Total Revenue                       $  48,115      $ 738,356      $ 512,617       $ 919,325

Gross Profit ISE                    $  13,367      $ 267,804        389,260         327,235
Gross Profit Image Innovations            919         17,431        (85,201)         21,257
                                    ---------      ---------      ---------       ---------
Total Gross Profit                  $  14,286      $ 285,235      $ 304,059       $ 348,492

Revenue was $48,115 for the three months ended June 30, 2005 as compared with $738,356 for the three months ended June 30, 2004. Revenue for the six months ended June 30, 2005 was $512,617 as compared with $919,325 for the six months ended June 30, 2004.

ISE produced revenue for the three months ended June 30, 2005 of $46,762, as compared with revenue of $712,575 for the three months ended June 30, 2004, and gross margins during such period of $13,367, as compared with gross margins of $267,804 during the three months ended June 30, 2004. ISE's revenue for the six months ended June 30, 2005 were $516,016, as compared with $886,690 for the six months ended June 30, 2004. ISE's main market is the cruise line industry. The decline in revenue from the relevant periods of 2004 to 2005 is principally attributable to a temporary reduction in purchase orders with our principal customers within that industry.

Image Innovations continues to be impacted by the defective shipment of helmet radios as well as the cancellation of the NHL 2004-2005 season. Revenue for the three months ended June 30, 2005 was $1,353 as compared with revenue of $25,781 for the three months ended June 30, 2004. Revenue for the six months ended June 30, 2005 was ($3,399) as compared with $32,635 for the six months ended June 30, 2004. Gross margins were $919 for the three months ended June 30, 2005 and $17,431 for the same period in 2004. We reported negative revenue for the three months ended March 31, 2005 when the defective radios were returned and we issued credits for sales made in 2004. We considered repairing the radios and have chosen to sell them as is and are negotiating with buyers apart from our established customers. As a result of these and other factors, the business of Image Innovations has been substantially curtailed in 2005 and we are currently reviewing the same to determine the extent to which such business activities should be continued, if at all. In the event that we determine to continue these operations, it is likely that they will be consolidated into the operations of ISE.

Expenses

We incurred total expenses of $2,445,377 for the three months ended June 30, 2005 compared with $918,485 for the same period in 2004. Total expenses were $3,314,432 for the six months ended June 30, 2005 as compared with $1,559,258 for the six months ended June 30, 2004. The increased expenses as compared with the comparable 2004 period are impacted by the $1.1 million settlement with Constellation Capital Corp. ("Constellation") and a $600,000 doubtful debt provision against ISE trade receivables.

On July 13, 2005 the Company issued 250,000 restricted common shares to settle the dispute between the Company and Constellation Capital. On July 7, 2004, the Company entered into a consulting agreement with Constellation, whereby Constellation was to provide consulting services including corporate planning and marketing strategies, identifying and assisting with merger and acquisition opportunities, conducting market and research activities, and assisting with new business development activities. For these services, Constellation was to receive warrants to purchase a total of 2,500,000 shares of common stock at prices ranging from $3.50 to $4.50 per share.

The Company established a bad debts provision of $600,000 for the fiscal quarter ended June 30, 2005, as compared with no provision for bad debts for the quarter ended June 30, 2004. ISE's trade receivables at June 30, 2005 were $2.4 million. ISE's management is in contact with these customers and believes that the accounts will be paid. Management is working on collecting the outstanding balances but because of the age of these receivables management has decided to reserve approximately 25% of the outstanding balance.

Our combined payroll and consulting expenses were $294,997 (excluding the $1.1 million Constellation settlement) for the three months ended June 30, 2005, compared with $596,509 for the three months ended June 30, 2004. Payroll and consulting expenses were $599,492 for the six months ended June 30, 2005 as compared with $451,390 for the six months ended June 30, 2004. Our payroll and consulting expenses decreased by $301,512 compared with the three months ended June 30, 2004. In 2004, the Company incurred a one-time consulting fees related to the establishment and development of its business. The Company has also reduced operating expenses in Image Innovations by reducing staff and closing the Vancouver office in response to lower revenues.

We incurred professional fees of $235,693 for the three months ended June 30, 2005, as compared with $46,954 for the three months ended June 30, 2004. Professional fees were $522,929 for the six months ended June 30, 2005 as compare with $78,200 for the six months ended June 30, 2004. The increase is related to the continued development of the Company as we employ legal, accounting and other professionals. Legal fees increased by approximately $75,000 related to the preparation of legal agreements to transact the Company's business, to prepare and file the documents required to comply with regulations related to our status as a public company and to defend the Company against lawsuits. Accounting fees increased by approximately $110,000 in connection with the engagement of new auditors to comply with SEC requirements and the retention of other certified public accountants to complement the Company's accounting staff.

We incurred travel and entertainment expenses of $11,324 for the three months ended June 30, 2005, compared with $60,705 for the three months ended June 30, 2004. Travel and entertainment expenses were $61,507 for the six months ended June 30, 2005 as compared with $127,679 for the six months ended June 30, 2004. Travel expenses were incurred in attending trade shows, establishing and maintaining contacts for our distribution network, visiting customers, and coordinating and attending the signings of our memorabilia and limited edition fine art creations by celebrities and our artists. Travel in the second quarter of 2005 was reduced in response to lower revenues.

Marketing and promotions expenses were $25,000 for the three months ended June 30, 2005, compared with $50,359 for the three months ended June 30, 2004. Marketing and promotion expenses were $105,796 for the six months ended June 30, 2005 as compared with $57,955 for the six months ended June 30, 2004. In 2005, ISE hosted events and participated in trade shows, the significant of which related to events with Peyton Manning and the Art Expo held in New York. Lower marketing expenses in Q2 are due to reduced marketing activity in the quarter.

We anticipate that our operating expenses will increase as we carry out our plan of operations for continued growth.

Net Loss

We incurred a net loss of $2,431,091 for the three months ended June 30, 2005, compared with a loss of $633,249 for the three months ended June 30, 2004.

Liquidity and Financial Condition

We had cash and cash equivalents of $12,939 as of June 30, 2005, compared with $738,356 as of June 30, 2004.

We had working capital of approximately $1.9 million as of June 30, 2005, compared with $3.4 million as of June 30, 2004. The approximately $1.5 million decrease in working capital is attributable to an approximately $1.9 million increase in accounts payable and accrued liabilities and an increase of $900,000 in notes payable offset by the increase in accounts receivable and intangible assets of approximately $1.4 million related primarily to ISE receivables and the remaining commitments paid for under the Peyton Manning contract.

We anticipate that we will require a minimum of $8 million over the next twelve months in order to continue our operations as presently contemplated. Our ability to generate revenue will depend on our ability to obtain financing to fund our operations and our success in expanding our business. The Company is currently in discussions with a number of sources with respect to potential financing to fund our operations. These financing proposals include debt, equity or a combination of the two, and we are actively pursuing these proposals. However, there can be no assurance that any of these proposals will come to fruition or that the required funding will be obtained in order to enable us to carry out our continuing operations. In the event that we are unable to secure adequate financing on acceptable terms, we may be compelled to cease or significantly curtail our operations, or alternatively, seek protection in bankruptcy.

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

The Company has sustained net operating losses over the past two years. During 2004 the Company exited the development stage. Management is continuing to develop its celebrity memorabilia business and is pursing additional capital to continue this endeavor. The Company anticipates issuing equity securities and or arranging additional debt financing to meet working capital requirements and to fund development costs in connection with this business. If the Company is unable to generate cash the issuance of debt or equity, or is unable to collect its outstanding receivables, or sell its current inventory, it may be unable to meet its current obligations as they come due.

H.E. Capital S.A. ("H.E Capital") has been a major source of funding for the Company to date. The Company has a loan agreement with H.E Capital for a non-revolving secured $5 million dollar loan, bearing interest at 9% per annum and due upon demand by H.E. Capital. As of June 30, 2005, $1.4 million was outstanding under this loan agreement. Additionally, H.E Capital has invested $1.5 million in the Company through a combination of conversion of debt and a private placement.

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

Cash Flows

We used cash of $283,061 in operating activities during the three months ended June 30, 2005, compared with $1,187,420 for the period ended June 30, 2004.

Loan Agreement

We entered into a loan agreement on April 27, 2004 with Coach Capital LLC pursuant to which we borrowed $800,000 for a six-month term. Under the loan agreement, we agreed to pay interest on the principal amount borrowed at the rate of 10% per annum payable monthly for the first four months of the term and at the rate of 18% per annum thereafter. We also agreed to pay a loan fee of $8,000. Further, we have agreed to grant a first lien against our assets as well as the assets of ISE, and have agreed not to grant any additional liens against such assets without the prior written consent of Coach Capital. As of June 30, 2005, the Company had repaid $100,000 of the principal amount of such loan; the remaining $700,000 was past due and the Company is negotiating repayment terms with the lender. The Company is continuing to accruing interest at the rate of 18% per annum.

H.E. Capital

We have been largely dependent upon H.E. Capital S.A. ("H.E. Capital") to fund the business of the Company to date. H.E. Capital entered into a loan agreement with the Company dated January 14, 2003 ("the Loan Agreement") and has since entered into various agreements amending and increasing the amount available to be advanced under Loan Agreement to $5 million. Under the terms of the Loan Agreement, the loans accrued interest at the rate of 9% per annum and are repayable upon demand. The loans were secured by a general security agreement granted by the Company against all of its assets. H.E. Capital consented to the Coach Capital loan and its security interest is subordinated to the Coach Capital security interest.

As of June 30, 2005 H.E. Capital had advanced $1,390,591 to the Company compared with $336,897 at June 30, 2004. On March 25, 2004, we repaid $400,000 owing to H.E. Capital at that time by the issuance of shares and share purchase warrants. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on the indebtedness of $400,000 that was converted into shares and share purchase warrants. On September 30, 2004, we repaid $900,000 owing to H.E. Capital when H.E Capital exercised 600,000 of the warrants they acquired in December 2003, to purchase common shares at $1.50. H.E. Capital agreed to cancel, surrender and forgive all interest accrued on this indebtedness of $900,000 in payment of the balance owed in relation to the exercise of the 600,000 warrants.

H.E. Capital shared common officers and directors with the Company from the date of the Company's acquisition of Image Innovations Inc. until they resigned their positions with the Company on February 24, 2004.

There is no assurance that H.E. Capital will advance any additional amounts to us in order to continue to fund our business or that they will not demand repayment.

Critical Accounting Policies

The Company's management makes a number of significant estimates, assumptions and judgments in connection with the preparation of its financial statements. See "Management's Discussion and Analysis or Plan of Operation - Critical Accounting Policies" in our Form 10-KSB for the fiscal year ended December 31, 2004 for a detailed discussion of the estimates and judgments necessary in our accounting for revenue recognition, inventory and stock-based transactions.

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

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS

    Exhibit
     Number
-----------  -------------------------------------------------------------------
      10.1   Concession Agreement dated as of June 7, 2005 (executed July 13,
             2005) among the Registrant, Fine Art Wholesalers, Inc. and NCL (Bahamas) Ltd.

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

                                      IMAGE INNOVATIONS HOLDINGS INC.


                                      By:      /s/ Michael Preston
                                               ---------------------------------
                                                   MICHAEL PRESTON
                                                   Chief Executive Officer


                                      By:      /s/ Derick Sinclair
                                               ---------------------------------
                                                   DERICK SINCLAIR
                                                   Chief Financial Officer