Form 10QSB
period 2005-09-30
IMAGE INNOVATIONS HOLDINGS INC
filed 2005-11-14
CIK 1063842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-50119

                         IMAGE INNOVATIONS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                  91-1898414
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                 432 Park Avenue South, New York, New York 10022
                    (Address of principal executive offices)

                                 (518) 589-9400
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 7, 2005, there were 25,216,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes |_|   No |X|

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets


----------------------------------------------------------------------------------------------
                                                                   September 30,  December 31,
                                                                       2005           2004
                                                                    (Unaudited)
----------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash                                                           $   150,216    $   297,011
     Accounts receivable net                                          1,612,453      3,491,029
     Inventory                                                        3,233,790      3,155,017
     Intangible assets                                                1,014,400             --
     Other current assets                                                63,296        147,283
----------------------------------------------------------------------------------------------
     Total current assets                                             6,074,155      7,090,340

Property and Equipment, Net                                             364,069        411,166
----------------------------------------------------------------------------------------------

Total Assets                                                        $ 6,438,224    $ 7,501,506
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Demand loan H.E. Capital S.A                                   $ 2,053,714    $ 1,085,541
     Promissory notes                                                   741,760        700,000
     Accounts payable                                                 1,044,727        266,059
     Sales deposit                                                       12,000
     Accrued expenses                                                   428,990        167,940
----------------------------------------------------------------------------------------------
     Total current liabilities                                        4,281,191      2,219,540
----------------------------------------------------------------------------------------------
Contingencies and Commitments

Stockholders' Equity
     Preferred Stock                                                         --             --
       1,000,000 authorized preferred shares,
         par value $.01
       Nil shares issued and outstanding

     Common Stock                                                        25,166         24,910
       50,000,000 authorized shares, par value $.001
       25,166,000 shares issued and outstanding (December
         2004 - 24,910,000)

     Additional Paid in Capital                                       8,047,143      6,878,295

     Accumulated Deficit                                             (5,915,276)
----------------------------------------------------------------------------------------------
     Total stockholders' equity                                       2,157,033      5,281,966
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $ 6,438,224    $ 7,501,506
==============================================================================================

           See notes to Condensed Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------
                                           For the Three   For the Three   For the Nine    For the Nine
                                           Months ended    Months ended    Months ended    Months ended
                                           September 30,   September 30,   September 30,  September 30,
                                               2005            2004            2005            2004
                                            (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
------------------------------------------------------------------------------------------------------
        Revenues                           $    397,487    $  2,297,831   $    910,104    $  3,217,156
------------------------------------------------------------------------------------------------------

        Cost of sales                           271,950       1,110,105        480,508       1,680,938
------------------------------------------------------------------------------------------------------
        Gross Profit                            125,537       1,187,726        429,596       1,536,218
------------------------------------------------------------------------------------------------------

        Expenses:
               Consulting services              108,999         217,971      1,234,554         835,155
               Depreciation and amortization     10,800           4,300         36,415          18,906
               General and administration       133,247         134,361        340,343         331,838
               Interest                         250,140          32,143        316,582          46,900
               Marketing and promotions           4,704          38,094        110,500          96,049
               Payroll and compensation         359,962         256,658        959,454         708,048
               Professional fees                111,592         106,234        634,521         184,434
               Provision for doubtful accounts  400,000              --      1,000,000              --
               Travel and entertainment          29,757          95,547         91,264         223,226
------------------------------------------------------------------------------------------------------
        Total Expenses                        1,409,201         885,308      4,723,633       2,444,556
------------------------------------------------------------------------------------------------------
        Net Income/(Loss) before Taxes       (1,283,664)        302,418     (4,294,037)       (908,338)
------------------------------------------------------------------------------------------------------

        Provision for Income Taxes                   --              --             --              --
------------------------------------------------------------------------------------------------------
        Net Income/(Loss)                  $ (1,283,664)   $    302,418   $ (4,294,037)   $   (908,338)
======================================================================================================

        Loss Per Common Share:
        Basic and Diluted                  $      (0.05)   $       0.01   $      (0.17)   $      (0.04)
        Weighted Average number of Common Shares
        Outstanding:
        Basic                                25,133,391      24,316,522     24,986,513      23,095,153
        Diluted                              25,133,391      27,745,000     24,986,513      23,095,153

           See notes to Condensed Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Equity From January 1, 2005 to September 30, 2005 (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                            Number                    Additional     Accumulated  Stockholders'
                                                       of Common Stock    Amount    Paid-In Capital    Deficit       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2005                                    24,910,000   $    24,910   $ 6,878,295   $(1,621,239)   $ 5,281,966
----------------------------------------------------------------------------------------------------------------------------------

Common stock issued for services  and to settle dispute       256,000           256     1,154,142                    1,154,398
Options issued for services                                                                14,706                       14,706

Net Loss                                                           --            --            --    (4,294,037)    (4,294,037)
----------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2005                                 25,166,000    $   25,166   $ 8,047,143   $(5,915,276)   $ 2,157,033
==================================================================================================================================


           See notes to Condensed Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows


---------------------------------------------------------------------------------------------------------------
                                                                                For the Nine      For the Nine
                                                                                Months ended      Months ended
                                                                                September 30,     September 30,
                                                                                     2005              2004
                                                                                 (Unaudited)       (Unaudited)
---------------------------------------------------------------------------------------------------------------
      Operating
      Activities
          Net Loss                                                             $   (4,294,037)   $     (908,338)

          Adjustments to reconcile net loss to net cash used in operating activities:
                     Depreciation and amortization                                     36,415            18,906
                     Allowance for doubtful accounts                                1,000,000                --
                     Common stock and options issued for services                   1,169,104         1,166,020
                     Common stock issued for repayment of H.E. Capital demand loan         --         1,300,000
                     Retirement of fixed assets                                        23,137                --
                     Changes in operating assets and liabilities
                                Accounts receivable                                   878,576        (2,351,031)
                                Inventory                                             (78,773)         (407,747)
                                Other current assets                                   83,987          (555,882)
                                Accounts payable                                      778,668           272,060
                                Sales deposit                                          12,000                --
                                Accrued expenses                                      261,050                --
---------------------------------------------------------------------------------------------------------------
                    Net cash used in operating activities                            (129,873)       (1,466,012)
---------------------------------------------------------------------------------------------------------------

          Cash flows from investing activity:
                    Purchase of intangible assets                                  (1,014,400)               --
                    Purchase of property and equipment                                (12,455)         (387,820)
---------------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                          (1,026,855)         (387,820)

          Cash flows from financing activities:
                    Proceeds from promissory note - net                               968,173           910,012
                    Proceeds from demand notes                                         41,760           800,000
                    Proceeds from sale of stock and warrants                               --           275,000
---------------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                       1,009,933         1,985,012
---------------------------------------------------------------------------------------------------------------

                    Net increase in cash                                             (146,795)          131,180
---------------------------------------------------------------------------------------------------------------

                    Cash at beginning of period                                       297,011           273,111
---------------------------------------------------------------------------------------------------------------
                    Cash at end of period                                      $      150,216    $      404,291
---------------------------------------------------------------------------------------------------------------


       Non cash financing activities:
           Common stock issued for inventory                                   $           --    $    3,015,279
           Common stock and options issued for services                        $    1,169,104    $      752,475
           Common stock and warrants issued to settle debt                     $           --    $      400,000
           Common stock ssued for repayment of H.E. Capital demand loan        $           --    $    1,300,000
           Stock based compensation                                            $           --    $        4,783
           Stock options/warrants issued for services                          $           --    $      324,485
           Stock issued for corporate development services                     $           --    $      836,752


           See notes to Condensed Consolidated Financial Statements.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements For the three months and nine months ended September 30, 2005 and 2004

--------------------------------------------------------------------------------

1.    Basis of Preparation and Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated under the Securities Exchange Act of 1934. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the three months and nine months ended September 30, 2005 and 2004.

      Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.


2.    Liquidity:

      The Company has sustained net operating losses over the past two years. During 2004 the Company exited the development stage. Management is continuing to develop its fine art celebrity memorabilia business and is pursuing additional capital to continue this endeavor. The Company anticipates issuing equity securities and or arranging additional debt financing to meet working capital requirements and to fund development costs in connection with its business. If the Company is unable to generate cash through the issuance of debt or equity, or is unable to collect its outstanding receivables, or sell its current inventory, it may be unable to meet its current obligations as they come due.


3.    Inventory

      Inventory is valued at the lower of cost or net realizable value and is determined on the first-in, first-out method. Inventory consists of finished goods and work in progress. The fine art celebrity memorabilia inventory is valued using job costing, and the Company commissions an annual year-end appraisal of its inventory to validate the carrying value. At September 30, 2005, inventory consisted of approximately $3,233,000 in fine art celebrity memorabilia.


4.    Stock-based Compensation

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The new standard allows for two transition alternatives, either the modified-prospective method or the modified-retrospective method. The Company has not selected a transition method or determined the impact that adopting SFAS 123(R) will have on its results of operations. On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be deferred until January 1, 2006 for calendar year companies. The Company anticipates adopting the prospective method of SFAS 123R in the first quarter of fiscal 2006. The effect of this pronouncement on the Company for the three and nine month periods ended September 30, 2005 and 2004 is reflected in the tables below.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements For the three months and nine months ended September 30, 2005 and 2004

--------------------------------------------------------------------------------

      The Company has elected to apply APB Opinion No 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, the Company's net loss and net loss per common share for the three and nine month periods ended September 30, 2005 and 2004 would have been as follows:

------------------------------------------------------------------------------------------------------------
                                                                              Three months ended
                                                                      September 30, 2005  September 30, 2004
------------------------------------------------------------------------------------------------------------
Net income/(loss) for the period, as reported                              $ (1,283,664)        302,418
Add: Stock based compensation included in net loss                            1,125,000              --
Deduct: Total stock based employee compensation expense determined under
  fair value based methods for all awards                                    (1,125,000)       (114,633)
------------------------------------------------------------------------------------------------------------
Pro forma net loss                                                         $ (1,283,664)   $    187,785
============================================================================================================

Basic and diluted net loss per share as reported                           $      (0.05)   $       0.01

Pro forma basic and diluted net loss per share                             $      (0.05)   $       0.01
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
                                                                               Nine months ended
                                                                      September 30, 2005  September 30, 2004
------------------------------------------------------------------------------------------------------------
Net loss for the period, as reported                                       $(4,294,037)      (908,338)
Add: Stock based compensation included in net loss                           1,169,104             --
Deduct: Total stock based employee compensation expense determined under
  fair value based methods for all awards                                   (2,095,170)      (483,802)
------------------------------------------------------------------------------------------------------------
Pro forma net loss                                                         $(5,220,103)   $(1,392,140)
============================================================================================================

Basic and diluted net loss per share as reported                           $     (0.17)   $     (0.04)

Pro forma basic and diluted net loss per share                             $     (0.21)   $     (0.06)
------------------------------------------------------------------------------------------------------------

5.    Loss per Common Share

      Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share." Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. In the three and nine months ended September 30, 2005, potential common stock issuable amounting to approximately 2,604,000 shares has not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2005, as the effect would be antidilutive. In 2004 potential common stock issuable amounting to approximately 2,635,000 shares has not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2004, as the effect would be antidilutive as well.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements For the three months and nine months ended September 30, 2005 and 2004

--------------------------------------------------------------------------------

6.    Reclassification

      For comparability, certain 2004 amounts have been reclassified, where appropriate, to conform to the financial presentation used in 2005.


7.    Promissory Note

      A promissory note in the principal amount of $800,000 was issued to Coach Capital LLC on April 27, 2004 and was due on October 27, 2004. The note bears interest monthly at the rate of 18% per annum. At September 30, 2005, the Company had repaid $100,000 of the principal amount. The remaining balance of $700,000 is past due, and the Company is negotiating repayment terms with the lender. The loan is secured by a first lien against all the assets of the Company. The note is continuing to accrue interest at the rate of 18% per annum. Accrued interest amounting to approximately $89,000 is included in accrued expenses in the accompanying balance sheet.

      On October 7, 2005, the Board of Directors approved the issuance of 50,000 restricted common shares in exchange for Coach Capital not calling the loan prior to October 31, 2005 and Coach Capital committing to releasing the Company from the negative covenant concerning the grant of assets and undertaking of the Company or its subsidiaries prior to October 31, 2005.

      The Company intends to repay the loan, or develop a repayment program acceptable to Coach Capital, out of the proceeds of the financing that the Company is presently negotiating.

      The share price when the shares were issued on November 3, 2005 was $4.25, which produced a charge against income for accounting purposes of $212,500 in the third fiscal quarter of 2005.

      In July 2005, an officer loaned the Company $34,822 with no interest and no fixed repayment terms.

      In February 2005, an officer loaned the Company approximately $7,000 with no interest and no fixed repayment terms.

8.    Commitments and Contingencies


      a) As previously disclosed in the Company's SEC filings, on January 31, 2005 and February 8, 2005, the Company's former Chief Executive Officer, Alain Kardos, who resigned as a Director from the Company on February 3, 2004, filed actions in the Supreme Court of British Columbia, naming the Company, its subsidiaries, Derick Sinclair, the Company's Chief Financial Officer, and H.E. Capital S.A. ("H.E. Capital") as defendants. Mr. Kardos alleged (i) that the defendants wrongfully refused or neglected to return to him two certificates representing 700,000 shares of the Company's common stock (the "Certificates", "Certificate", and "Shares", respectively) and (ii) that he was wrongfully dismissed from his position as an officer and employee of the Company and its Image Innovations subsidiary on October 21, 2004. Mr. Kardos sought a declaration that the Shares and Certificates were his property; an injunction restraining and enjoining the defendants, and their directors, officers, employees, servants, agents and contractors, or others with knowledge of the

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements For the three months and nine months ended September 30, 2005 and 2004

--------------------------------------------------------------------------------

            injunction, from directly or through any other person, selling, disposing of or in way dealing with the Shares or Certificates without the consent of Mr. Kardos; an order for the delivery by the defendants to Mr. Kardos of the Certificates; and damages for their detention and/or conversion. In respect of the wrongful termination action, Mr. Kardos sought damages in respect of inadequate notice, an extended notice period, general and special damages and costs.

            On March 25, 2005, Mr. Kardos filed a third party complaint in the United States District Court for the District of Nevada, naming the Company, its subsidiaries, Mr. Sinclair and H.E. Capital, as third party defendants, with substantially the same claims and requested relief as described above.

            The matter has been settled pursuant to a Settlement Agreement and Mutual Release of Claims dated November 4, 2005, by and among the Company, its subsidiaries, H.E. Capital, Mr. Sinclair, and Mr. Kardos (the "Settlement Agreement"). The Company is not required to make any payments in connection with the Settlement Agreement, and pursuant thereto, is released from all claims. Under the Settlement Agreement, H.E. Capital has agreed to deposit the Shares into escrow and purchase the same at specified times at an amount agreed by Kardos and H.E. Capital. Mr. Kardos' claim in respect of the alleged wrongful termination has been dismissed with no payments required to be made by any party.

      b) Effective January 2005, the Company signed a three-year contract with NFL quarterback Peyton Manning. Pursuant to the agreement, the Company will commission portraits of Mr. Manning as well as have exclusive rights with respect to Mr. Manning's signature on specific memorabilia to be distributed by the Company as well as certain non-exclusive appearance rights. Under the agreement, the Company has agreed to pay Mr. Manning's company, Pey Dirt, Inc., royalties as specified in the agreement, subject to aggregate minimum royalty payments of $2.5 million over the term of the contract of which the first $1.25 million was paid in the first quarter of 2005. A second payment of $625,000 is due on December 20, 2005 for the 2006 contract year and the final payment is due on December 20, 2006 for the 2007 contract year.

            The first payment of $1.25 million has been accounted for as an intangible asset net of $255,600 of expenses and capitalized costs as of September 30, 2005. Expenses and capitalized costs are allocated as Mr. Manning performs services, as required by the agreement. For the nine months ended September 30, 2005, $255,600 has been included in expenses and capitalized costs.


9.    Significant Customers

      For the three months ended September 30, 2005 and 2004, four customers generated 92% of the Company's revenues and seven customers generated 87% of the Company's revenues, respectively. For the nine months ended September 30, 2005 and 2004, four customers generated 95% of the Company's revenues and seven customers generated 83% of the Company's revenues, respectively.

IMAGE INNOVATIONS HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements For the three months and nine months ended September 30, 2005 and 2004

--------------------------------------------------------------------------------

      The Company's top five customers represent 98% of the total accounts receivable of the Company at September 30, 2005.

10.   Related Party Transactions

      Image Sports & Entertainment, Inc. pays $2,850 per month to an officer of the Company for rent of office space in Tannersville, New York. Included in the accompanying statement of operations was approximately $9,000 and $26,000 of rent expense, respectively, for the three and nine months ended September 30, 2005.

11.   Stockholders Equity

      On July 12, 2005, the Company issued 250,000 restricted common shares valued at $4.50 a share to settle the dispute between the Company and Constellation Capital, which resulted in a charge against income of $1,125,000.

12.   Recent events

      On July 19, 2005, the Company signed an Exclusive Investment Banking Agreement with GunnAllen Financial Inc. The agreement provides that GunnAllen will assist Image in identifying sources of new equity financing, potential business combination transactions and other capital assistance. In July 2005, the Company paid GunnAllen $25,000 under the terms of the agreement. GunnAllen continues to work with the Company in identifying sources of new equity financing, potential business combination transactions and other capital assistance.

      On July 25, 2005, the Company signed a Letter of Intent to acquire a 51% interest in Livve Licensing Group, Inc. ("Livve"), a manufacturer of cause-related products and artifacts. Under the terms of the proposed transaction, the Company will acquire 51% of the outstanding capital stock of Livve in exchange for $150,000 in cash and the issuance to the shareholders of Livve of shares of the Company's common stock having a value of $200,000. In addition to the consideration for the acquisition, the Company will make available to Livve up to $200,000 in working capital, whether by loan, bank facility or letter of credit. On August 2, 2005, the Company loaned Livve $60,000 as part of this facility. This amount is included in other current assets in the accompanying balance sheet. There can be no assurance that the proposed acquisition will be consummated.

      On August 8, 2005, the Company signed a Letter of Intent to acquire Gold Solutions, Inc., a financial services start-up that plans to offer a range of novel monetary services to owners of gold, valuable collectible coins and other precious metals. After consideration, the Company has elected not to proceed with the proposed acquisition at the present time.

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

Overview

Image Innovations Holdings Inc., a Nevada corporation (the "Company", "our", "us" or "we"), is in the business of selling high- and medium-value sports and entertainment celebrity artwork and collectibles, and has been in the business of selling low-cost consumer items branded under license with the logos of professional sport leagues and teams. The Company has three wholly-owned subsidiaries (collectively referred to as "Image Group"), as follows:

o Image Innovations Sports & Entertainment Inc., a Delaware corporation ("ISE"), sells celebrity artwork and collectibles through a targeted distribution network in the growing, multi-billion dollar industry of artwork collectibles. ISE has retained well-known artists, such as Carlo Beninati and Doug London, to create celebrity artwork for sale and distribution.

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

Current Developments

Celebrity Endorsement Agreement

Effective January 2005, ISE signed a three-year contract with Peyton Manning, a leading NFL quarterback, who ranks among the highest-achieving quarterbacks in NFL history. Pursuant to the agreement, ISE will commission portraits of Mr. Manning as well as have exclusive rights with respect to Mr. Manning's signature on specific memorabilia to be distributed by ISE as well as certain non-exclusive appearance rights. Under the agreement, ISE has agreed to pay Mr. Manning's company, Pey Dirt, Inc., royalties as specified in the agreement, subject to aggregate minimum royalty payments of $2.5 million, of which the first $1.25 million was paid in the first quarter of 2005.

Potential Acquisition of Art Company and Agreement with Cruise Ship Line

The Company has executed a letter of intent for the acquisition of Fine Art Wholesalers, Inc. and its associated companies (collectively, "Fine Art"). Fine Art is a privately-owned art company that supplies art for sale through the cruise-line industry. The Company believes that the synergy between ISE and Fine Art will have the potential to augment the revenue base of ISE, while Fine Art's reputation will enhance the Image Group in the fields of art and sport. Although negotiations for definitive documentation are proceeding, there can be no assurance that this transaction will be consummated. Moreover, even in the event that we execute definitive documentation in respect of the proposed acquisition of Fine Art, consummation of the transaction will likely be subject to various customary closing conditions, including the auditing of Fine Art's past and current financial statements for the periods mandated under SEC regulations.

In contemplation of the consummation of the transaction, we have entered into a tripartite six-year concession agreement with Fine Art and Norwegian Cruise Line ("NCL"), pursuant to which Fine Art has been granted the exclusive right to conduct art auctions on board NCL's thirteen passenger vessels. In accordance with the concession agreement, we have agreed to guarantee Fine Art's financial commitments to NCL and have agreed to provide an $8 million letter of credit in support of the guarantee. The concession agreement provides a representation by Fine Art that the letter of credit be in place prior to the signing of the agreement. At this time, notwithstanding the execution of the agreement by all parties, we have not secured the letter of credit, although we are progressing with negotiations with a well-established financial institution for the provision of funds to the Company that will enable us, inter alia, to provide the letter of credit. Pending completion of these negotiations, there can be no assurance that we will be able to close this financing, and there can thus be no assurance that we will be able to provide the letter of credit on a timely basis, if at all.

Gold Solutions

We previously entered into a Letter of Intent to acquire the outstanding share capital of Gold Solutions, Inc., a start-up company with an agreement with MasterCard to provide credit cards to owners of gold bullion, gold coins and gradable collectible coins. After consideration, the Company has elected not to proceed with the proposed acquisition at the present time.

Livve Licensing Group

We have entered into a Letter of Intent to acquire a 51% interest in the Livve Licensing Group, Inc ("Livve"), a manufacturer of cause-related products and artifacts. The consideration for the acquisition of the 51% interest will be $150,000 in cash and $200,000 of shares of our common stock. There can be no assurance that the proposed acquisition will be consummated. In August 2005, in anticipation of the closing of this transaction and to enable Livve to place certain purchase orders, we advanced Livve the sum of $60,000. Pending consummation of the acquisition, this loan has been personally guaranteed by the principals of Livve.

Operating Results

Results of Operations for the Three and Nine Months Ended September 30, 2005 as Compared with the Three and Nine Months Ended September 30, 2004.

Revenue

Our revenue, gross margin and overhead expenses for the three and nine month periods ended September 30, 2005 are summarized as follows:

                                 Three months Three months   Nine months     Nine months
                                    ended         ended         ended          ended
                                September 30, September 30,  September 30,  September 30,
                                 -----------   -----------    -----------    -----------
                                    2005          2004           2005           2004
                                 -----------   -----------    -----------    -----------
Revenue ISE                      $   199,658   $ 2,057,133    $   715,674    $ 2,943,823
Revenue Image Innovations            197,829       240,698        194,430        273,333
                                 -----------   -----------    -----------    -----------
Total Revenue                    $   397,487   $ 2,297,831    $   910,104    $ 3,217,156

Gross Profit ISE                 $    50,760   $ 1,213,365    $   440,021      1,540,602
Gross Profit Image Innovations        74,777       (25,639)       (10,425)        (4,384)
                                 -----------   -----------    -----------    -----------
Total Gross Profit               $   125,537   $ 1,187,726    $   429,596    $ 1,536,218

Revenue was $397,487 for the three months ended September 30, 2005 as compared with $2,297,831 for the three months ended September 30, 2004. Revenue for the nine months ended September 30, 2005 was $910,104 as compared with $3,217,823 for the nine months ended September 30, 2004. The decline in revenues over last year is due to a shortage of liquid resources and a reduction in orders from our principal customers.

ISE produced revenue for the three months ended September 30, 2005 of $199,658, as compared with revenue of $2,057,133 for the three months ended September 30, 2004, and gross profits during such period of $50,760, as compared with gross profits of $1,213,365 during the three months ended September 30, 2004. ISE's revenue for the nine months ended September 30, 2005 were $715,674, as compared with $2,943,823 for the nine months ended September 30, 2004. ISE's main market is the cruise line industry. The decline in revenue from the relevant periods of 2004 to 2005 is principally attributable to a shortage of liquid resources combined with a reduction in purchase orders with our principal customers within that industry.

Image Innovations produced revenue for the three months ended September 30, 2005 of $197,829 as compared with revenue of $240,698 for the three months ended September 30, 2004, and gross profits during such period of $74,777, as compared with gross loss of $25,639 during the three months ended September 30, 2004. Revenue for the nine months ended September 30, 2005 was $194,430 as compared with $273,333 for the nine months ended September 30, 2004. The business of Image Innovations has been substantially curtailed in 2005 and we are currently reviewing the same to determine the extent to which such business activities should be continued, if at all. In the event that we determine to continue these operations, it is likely that they will be consolidated into the operations of ISE.

Expenses

We incurred total expenses of $1,409,201 for the three months ended September 30, 2005 as compared with $885,308 for the same period in 2004. Total expenses were $4,723,633 for the nine months ended September 30, 2005 as compared with $2,444,556 for the nine months ended September 30, 2004. The increase in expenses in 2005 resulted from the $1.1 million charge to settle the dispute over consulting services and fees, the establishment of a $1 million provision for bad debts and an approximately $212,000 charge related to a settlement with a lender.

Our combined payroll and consulting expenses were $468,961 for the three months ended September 30, 2005, compared with $474,629 for the three months ended September 30, 2004. Payroll and consulting expenses were $2,194,008 for the nine months ended September 30, 2005 as compared with $1,543,203 for the nine months ended September 30, 2004. Our payroll and consulting expenses decreased by $5,668 compared with the three months ended September 30, 2004. In 2004, the Company incurred one-time consulting fees totalling $835,000 with various consultants related to the establishment and development of its business in 2004. The Company has reduced its number of consultants, the principal factor in reducing consulting expenses. However, the Company has incurred a one time charge of $1.1 million in 2005 to settle a dispute over consulting services and fees related to fiscal year 2004. The Company has also reduced payroll expenses in Image Innovations by reducing staff and closing the Vancouver office. The Company employs twelve full time equivalent staff.

Included in consulting expenses in our third quarter is a credit for $75,000 related to the settlement with Constellation Capital reported in the second quarter. On July 13, 2005, the Company issued 250,000 restricted shares of common stock to settle the dispute between the Company and Constellation Capital. The costs associated with issuing the shares were estimated and recorded in the second quarter of 2005 when the settlement was reached. The actual cost incurred during this quarter when the shares were issued was $75,000 lower than estimated. Pursuant to the Company's consulting agreement with Constellation, whereby Constellation was to provide consulting services (including corporate planning and marketing strategies, identification and assistance with respect to merger and acquisition opportunities, conducting of market and research activities, and assistance with new business development activities), Constellation was to receive warrants to purchase a total of 2,500,000 shares of common stock at prices ranging from $3.50 to $4.50 per share. Under the terms of the settlement agreement, no warrants will be issued to Constellation.

General and administrative expenses were $133,247 for the three months ended September 30, 2005, as compared with $134,361 for the three months ended September 30, 2004. General and administrative expenses were $340,343 for the nine months ended September 30, 2005 as compared with $331,838 for the nine months ended September 30, 2004. General and administrative expenses include insurance, rent for our Tannersville, New York office, utilities, software licences, communications, including telephone and internet, postage and office supplies.

The Company established a bad debts provision of $1,000,000 for 2005, with $400,000 expenses in this quarter, as compared with no provision for bad debts in 2004.

Interest expenses were $250,140 for the three months ended September 30, 2005, as compared with $32,133 for the three months ended September 30, 2004. Interest expenses were $316,582 for the nine months ended September 30, 2005, as compared with $46,900 for the nine months ended September 30, 2004. The significant increase in interest expense is principally attributable to an accounting finance charge arising from the issuance of 50,000 shares of common stock to Coach Capital LLC in connection with the existing loan agreement with Coach Capital, as more fully described in "Liquidity and Capital Resources" below.

Marketing and promotional expenses were $4,704 for the three months ended September 30, 2005, as compared with $38,094 for the three months ended September 30, 2004. Marketing and promotional expenses were $110,500 for the nine months ended September 30, 2005, as compared with $96,049 for the nine months ended September 30, 2004. In 2005, ISE hosted events and participated in trade shows, the significant of which related to events with Peyton Manning and the Art Expo held in New York. Lower marketing expenses in the third quarter are due to reduced marketing activity in the quarter. Marketing expenses are expected to increase as the Company implements its corporate strategy.

We incurred professional fees of $111,592 for the three months ended September 30, 2005, as compared with $106,234 for the three months ended September 30, 2004. Professional fees were $634,521 for the nine months ended September 30, 2005, as compared with $184,434 for the nine months ended September 30, 2004. The increase is related to the continued development of the Company as we employ legal, accounting and other professionals as well as an incurrence of approximately $75,000 in the lawsuit brought against it by our former chief executive officer.

We incurred travel and entertainment expenses of $29,757 for the three months ended September 30, 2005, as compared with $95,547 for the three months ended September 30, 2004. Travel and entertainment expenses were $91,264 for the nine months ended September 30, 2005, as compared with $223,226 for the nine months ended September 30, 2004. Travel expenses principally relate to attendance at trade shows, establishing and maintaining contacts for our distribution network, visiting customers, and coordinating and attending the signings of our memorabilia and limited edition fine art creations by celebrities and our artists. Travel in the third quarter of 2005 was reduced in response to lower revenues.

We anticipate that our operating expenses will increase as we carry out our plan of operations for continued growth.

Net Loss

We incurred a net loss of $1,283,664 for the three months ended September 30, 2005, as compared with net income of $302,418 for the three months ended September 30, 2004. We incurred a net loss of $4,294,037 for the nine months ended September 30, 2005 as compared with a net loss of $908,338 for the nine months ended September 30, 2004. The losses incurred in 2005 are directly attributable to the reduction in our revenues

Liquidity and Capital Resources

We had cash and cash equivalents of $150,216 as of September 30, 2005, compared with $297,011 as of December 31, 2004. We had working capital of approximately $1.8 million as of September 30, 2005, compared with $4.9 million as of December 31, 2004. The approximately $3.1 million decrease in working capital is attributable to: An approximately $1.1 million increase in accounts payable and accrued liabilities; an increase of approximately $1 million in notes payable; an approximately $1.9 million decrease in accounts receivable; an approximately $100,000 increase in inventory; and an approximately $100,000 increase in cash. This was partially offset by an approximately $1 million increase in intangible assets in respect of the Peyton Manning contract and an approximately $100,000 decrease in other assets.

We anticipate that we will require a minimum of $5 million over the next twelve months in order to continue our operations as presently contemplated, excluding funds required to finance the NCL letter of credit or the Fine Art acquisition. The amounts required are still under negotiation. Our ability to generate revenue will depend on our ability to obtain financing to fund our operations and our success in expanding our business. The Company is currently negotiating with a well-established financial institution for the provision of substantial funds to the Company that will enable us, inter alia, to finance the NCL letter of credit, the cash element of the Fine Art acquisition and the ongoing requirements of our existing operations. Pending completion of the negotiations, no definitive documentation has been executed in connection with such financing and there can be no assurance that we will be able to agree to definitive terms. In the event that we are unable to secure this or other financing on acceptable terms and in a timely manner, we may be compelled to cease or significantly curtail our operations, or alternatively, seek protection in bankruptcy.

Historically, the Company has been financed primarily by loans from related parties. The planned expansion of the business will require new equity capital, long-and short-term debt and the provision of third-party bonding for the Company's operational performance obligations. The cost of such financing will be determined in part by our stock price and in part by third party assessment of our operating prospects.

The Company has sustained net operating losses over the past two years. During 2004, the Company exited the development stage. Management is continuing to develop its celebrity memorabilia business and is pursing additional capital to continue this endeavor. The Company anticipates issuing equity securities and or arranging additional debt financing to meet working capital requirements and to fund development costs in connection with this business. If the Company is unable to generate cash through the issuance of debt or equity, or is unable to collect its outstanding receivables, or sell its current inventory, it may be unable to meet its current obligations as they come due.

The Company operates subject to normal manufacturing financial profiles, except that the nature of its product development requires it to build and accumulate significant inventories. Similarly, its contractual arrangements with its sports celebrities require it to make advance royalty payments in order to secure agreements with such persons. Our ability to retain new sports personalities is therefore subject to availability of funds.

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

Loan Agreement with Coach Capital

We entered into a loan agreement on April 27, 2004 with Coach Capital LLC pursuant to which we borrowed $800,000 for a six-month term. Under the loan agreement, we agreed to pay interest on the principal amount borrowed at the rate of 10% per annum payable monthly for the first four months of the term and at the rate of 18% per annum thereafter. We also agreed to pay a loan fee of $8,000. Further, we have agreed to grant a first lien against our assets as well as the assets of ISE, and have agreed not to grant any additional liens against such assets without the prior written consent of Coach Capital. As of September 30, 2005, the Company had repaid $100,000 of the principal amount of such loan; the remaining $700,000 was past due and the Company is negotiating repayment terms with the lender. The Company is continuing to accrue interest at the rate of 18% per annum.

On October 7, 2005, the Board of Directors approved the issuing of 50,000 restricted shares of common stock, effective June 10, 2005, in exchange for Coach Capital agreeing not to call the loan prior to October 31, 2005 and committing to releasing the Company from the negative covenant concerning the grant of assets and undertaking of the Company or its subsidiaries prior to October 31, 2005.

The Company intends to repay the loan, or develop a repayment program acceptable to Coach Capital, out of the proceeds of the financing that we are negotiating in connection with the acquisition of Fine Art.

Financing by H.E. Capital

We have been largely dependent upon H.E. Capital S.A. ("HE Capital") to fund the business of the Company to date. HE Capital entered into a loan agreement with the Company dated January 14, 2003 ("the Loan Agreement") and has since entered into various amendments increasing the amount available to be advanced under the Loan Agreement to $5 million. Under the terms of the Loan Agreement, the loans accrue interest at a rate of 9% per annum and are repayable upon demand. The loans were secured by a general security agreement granted by the Company against all of its assets. HE Capital consented to the Coach Capital loan and its security interest is subordinated to the Coach Capital security interest.

As of September 30, 2005, HE Capital had advanced $2,053,714 to the Company, as compared with $1,085,716 at September 30, 2004. On March 25, 2004, we repaid $400,000 owing to HE Capital at that time by the issuance of shares and share purchase warrants. HE Capital agreed to cancel, surrender and forgive all interest accrued on the indebtedness of $400,000 that was converted into shares and share purchase warrants. On September 30, 2004, we repaid $900,000 to HE Capital when it exercised 600,000 warrants it acquired in December 2003 to purchase shares of our common stock at an exercise price of $1.50 per share. In connection with such exercise, HE Capital agreed to cancel, surrender and forgive all interest accrued on the $900,000 of indebtedness.

Certain individuals served as officers and/or directors of both HE Capital and the Company from the date of the Company's acquisition of Image Innovations Inc. until such individuals resigned their positions with the Company on February 24, 2004.

There is no assurance that HE Capital will advance any additional amounts to us in order to continue to fund our business or that it will not otherwise demand repayment of amounts owed thereto by the Company.

Cash Flows

We used cash of $595,539 in connection with operating activities during the three months ended September 30, 2005, compared with $93,093 for the three months ended September 30, 2004. We used cash of $129,873 in connection with operating activities during the nine months ended September 30, 2005, as compared with $1,466,012 for the nine months ended September 30, 2004.

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

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed, on January 31, 2005 and February 8, 2005, the Company's former Chief Executive Officer, Alain Kardos, who resigned as a Director from the Company on February 3, 2004, filed actions in the Supreme Court of British Columbia, naming the Company, its subsidiaries, Derick Sinclair, the Company's Chief Financial Officer, and H.E. Capital as defendants. Mr. Kardos alleged (i) that the defendants wrongfully refused or neglected to return to him two certificates representing 700,000 shares of the Company's common stock (the "Certificates", "Certificate", and "Shares", respectively) and (ii) that he was wrongfully dismissed from his position as an officer and employee of the Company and its Image Innovations subsidiary on October 21, 2004. Mr. Kardos sought a declaration that the Shares and Certificates were his property; an injunction restraining and enjoining the defendants, and their directors, officers, employees, servants, agents and contractors, or others with knowledge of the injunction, from directly or through any other person, selling, disposing of or in way dealing with the Shares or Certificates without the consent of Mr. Kardos; an order for the delivery by the defendants to Mr. Kardos of the Certificates; and damages for their detention and/or conversion. In respect of the wrongful termination action, Mr. Kardos sought damages in respect of inadequate notice, an extended notice period, general and special damages and costs.

On March 25, 2005, Mr. Kardos filed a third party complaint in the United States District Court for the District of Nevada, naming the Company, its subsidiaries, Mr. Sinclair and H.E. Capital, as third party defendants, with substantially the same claims and requested relief as described above.

The matter has been settled pursuant to a Settlement Agreement and Mutual Release of Claims dated November 4, 2005, by and among the Company, its subsidiaries, H.E. Capital, Mr. Sinclair, and Mr. Kardos (the "Settlement Agreement"). The Company is not required to make any payments in connection with the Settlement Agreement, and pursuant thereto, is released from all claims. Under the Settlement Agreement, H.E. Capital has agreed to deposit the Shares into escrow and purchase the same at specified times at an amount agreed by Kardos and H.E. Capital. Mr. Kardos' claim in respect of the alleged wrongful termination has been dismissed with no payments required to be made by any party.

Item 6.           Exhibits.


    Exhibit
    Number
    ------

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


Date:    November 14, 2005

                                        IMAGE INNOVATIONS HOLDINGS INC.
                                                          (Registrant)




                                        By:      /s/ Michael Preston
                                                 -----------------------
                                                 Michael Preston
                                                 Chief Executive Officer



                                        By:      /s/ Derick Sinclair
                                                 -----------------------
                                                 Derick Sinclair
                                                 Chief Financial Officer